Form 10QSB
period 1998-09-30
MASSACHUSETTS FINCORP INC
filed 1998-11-23
CIK 1066170

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-24791


                           MASSACHUSETTS FINCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                              04-3431804
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

               1442 DORCHESTER AVENUE, BOSTON, MASSACHUSETTS 02122
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 825-5555
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changes since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes  N/A     No
                                                        -----       -----
                                                    Yes          No   X
                                                        -----       -----

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of November 23, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
            --------------------

      Massachusetts Fincorp, Inc. (the "Company") is a recently formed holding company, formed for the purpose of acquiring all of the common stock of The Massachusetts Co-operative Bank (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization. At this time and until the conversion is complete, Massachusetts Fincorp, Inc. is a noncapitalized shell corporation with no business activities. The financial statements of Massachusetts Fincorp, Inc., which are set forth after Item 3 below, reflect such status. For a further discussion of Massachusetts Fincorp, Inc.'s formation and intended operations see "Massachusetts Fincorp, Inc." in the Company's 424(b)(3) Prospectus (the "Prospectus") as filed on October 23, 1998. Such description of Massachusetts Fincorp, Inc. is incorporated herein by reference and attached hereto as Exhibit 99.1. Additionally, financial information regarding the Bank for the nine months ended and at September 30, 1998, is attached hereto as Exhibit 99.2. Upon completion of its conversion, the Bank will become the wholly-owned subsidiary of the Company.

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations.
            ---------------------

            See Item 1.


                           MASSACHUSETTS FINCORP, INC.
                             STATEMENTS OF CONDITION


                                            September 30,           December 31,
                                                 1998                   1997
                                           ----------------        ---------------

Assets...............................            $ --                    NA
Expenses.............................            $ --                    NA
See accompanying notes to financial statements.


                            STATEMENTS OF OPERATIONS



                                                    For the Nine Months
                                                  Ended September 30, 1998
                                               -----------------------------
Income...............................                            $     --
Expenses.............................                            $     --
      Net income.....................                            $     --
See accompanying notes to financial statements.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                    For the Nine Months Ended September 30, 1998
                               -------------------------------------------------------
                                              Additional
                                 Common        Paid-in        Retained
                                 Stock         Capital        Earnings        Total
                               ----------     ----------      --------      ----------

Balance December 31, 1997         $ --           $ --           $ --           $ --
Balance September 30, 1998        $ --           $ --           $ --           $ --

See accompanying notes to financial statements.


                       STATEMENTS OF CHANGE IN CASH FLOW


                                                For the Nine Months Ended September 30,
                                                ---------------------------------------
                                                    1998                    1997
                                                ------------          -----------------

Funds provided............................          $ --                    NA
Funds used................................          $ --                    NA
See accompanying notes to financial statements.

                           MASSACHUSETTS FINCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    General

      Massachusetts Fincorp, Inc. is a recently formed holding company formed for the purpose of acquiring all of the common stock of The Massachusetts Co-operative Bank concurrent with its conversion from the mutual to stock form of organization. At September 30, 1998, Massachusetts Fincorp, Inc. was a shell corporation with no business activities and no assets.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

            None.

Item 2.     Changes in Securities and Use of Proceeds.
            -----------------------------------------

            None.

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            None.

Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
            -------------------------------------------------------------

            Exhibit 27.0      Financial Data Schedule
            Exhibit 99.1      Massachusetts Fincorp, Inc.
            Exhibit 99.2 Financial Information for the Nine Months Ended September 30, 1998

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MASSACHUSETTS FINCORP, INC.


Date:  November 23, 1998                     By:   /s/ Paul C. Green
                                                   -----------------------------
                                                   Paul C. Green
                                                   President and Chief Executive
                                                   Officer

Date:  November 23, 1998                     By:   /s/ Ruth J. Rogers
                                                   -----------------------------
                                                   Ruth J. Rogers
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary