Form 10KSB
period 1998-12-31
MASSACHUSETTS FINCORP INC
filed 1999-03-31
CIK 1066170

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Fiscal Year Ended December 31, 1998

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-24791

                         MASSACHUSETTS FINCORP, INC
------------------------------------------------------------------------------
               (Name of small business issuer in its charter)

                   Delaware                                04-3431804
----------------------------------------------       ------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
                or organization)                      Identification No.)

1442 Dorchester Avenue, Boston, Massachusetts                02122
----------------------------------------------       ------------------------
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (617) 825-5555
                           ---------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under             Common Stock, par value $.01 per share
 Section 12(g) of the Exchange Act:     --------------------------------------
                                                  (Title of Class)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X       NO
    -----        -----
YES           NO   X
    -----        -----

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                -----

      The Issuer's revenues for the fiscal year under report were $71,000.

      As of March 19, 1999, there were issued and outstanding 545,481 shares of the Registrant's Common Stock. Based on the average of the bid and ask prices, the aggregate market value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 19,1999, was $4,669,357 (485,128 shares at $9.625 per share).


                                    INDEX

                                                                      Page No.
                                                                      --------

PART I                                                                    3

  ITEM 1.   DESCRIPTION OF BUSINESS                                       3
  ITEM 2.   DESCRIPTION OF PROPERTY                                      25
  ITEM 3.   LEGAL PROCEEDINGS                                            26
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          26

PART II                                                                  26

  ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                          27
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          27
  ITEM 7.   FINANCIAL STATEMENTS                                         40
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                          62

PART III                                                                 63

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT   63
  ITEM 10.  EXECUTIVE COMPENSATION                                       65
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                   67
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               68

PART IV                                                                  69
  ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K                                                     69

SIGNATURES                                                               70


PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

      Massachusetts Fincorp, Inc. (the "Company") was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative Bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds amounting to $4.9 million which it used for general business activities and to form and capitalize the Employee Stock Ownership Plan ("ESOP") Loan Subsidiary (MCB Funding), which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion. At December 31, 1998, the Company had total assets of $71.6 million and stockholders' equity of $9.5 million.

      The Bank is a community-oriented co-operative bank which was originally organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its two full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to four-family residences and, to a lesser extent, multi-family and commercial real estate loans, construction loans, home equity lines of credit and consumer loans. However, in the future, the Bank intends to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its two full-service banking offices and its two loan origination offices, all of which are located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, advances from the FHLB-Boston and proceeds from the sale of loans.

      The following discussion refers to the Bank's operation as it makes up the vast majority of the Company's assets.

Market Area and Competition

      The Bank's main office is headquartered in the Dorchester section of Boston, Massachusetts. The Bank's primary deposit gathering area is concentrated in the communities surrounding its main office located in Dorchester and other full-service banking office located in East Milton, Massachusetts. The Bank also maintains two loan origination offices located in the Boston suburban communities of Wakefield and Norwell, Massachusetts. All of the Bank's banking and loan origination offices are located within 30 miles of Boston. Although the Bank originates loans throughout Massachusetts and New Hampshire, the Bank's primary lending area is the greater Boston metropolitan area.

      The Dorchester section of Boston, Massachusetts is a fully-developed and densely populated urban area located south of downtown Boston. The major traffic roadways running through Dorchester, including U.S. Interstate Highway 93, are heavily traveled and lined with commercial and retail business operations. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher education, medical care and research facilities and the corporate headquarters of several significant investment and technology companies employing individuals with specialized skills. These firms and businesses, along with tourism, form the backbone of the economy of the greater Boston metropolitan area.

      The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings banks, co-operative banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, co-operative and commercial banks and credit unions. In addition, the Bank faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. The Bank has also experienced significant competition from credit unions which have a competitive advantage as they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

Lending Activities

      Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), legislative tax policies and governmental budgetary matters.

      The Bank's loan portfolio primarily consists of first mortgage loans secured by one-to four-family residences most of which are located in the Bank's primary market area. At December 31, 1998, the Bank's gross loan portfolio totaled $58.3 million, of which $44.9 million were one-to four-family residential mortgage loans, or 77.0% of total loans. At such date, the remainder of the loan portfolio consisted of $3.3 million of multi-family loans, or 5.6% of total loans; $1.6 million of commercial real estate loans, or 2.7% of total loans; $8.0 million of construction loans, or 13.8% of total loans; $404,000 of home equity lines of credit, or 0.7% of total loans; $121,000 of consumer loans, or 0.2% of total loans, consisting of $38,000 of loans on savings accounts and $83,000 of automobile loans; and $36,000 of other loans consisting of unsecured personal loans.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                  At December 31,
                                         ----------------------------------------------------------------
                                                1998                   1997                   1996
                                         ------------------     ------------------     ------------------
                                                    Percent                Percent                Percent
                                         Amount    of Total     Amount    of Total     Amount    of Total
                                         ----------------------------------------------------------------
                                                                  (In Thousands)

Mortgage loans:
  One-to four-family                    $44,887      77.02%    $37,953      84.61%    $33,248      82.26%
  Multi-family                            3,267       5.61%      2,460       5.48%      2,754       6.81%
  Commercial real estate                  1,557       2.67%      1,485       3.31%      1,898       4.70%
  Construction, net of due mortgagor      8,011      13.75%      2,169       4.84%      1,480       3.66%
  Home equity lines                         404       0.69%        560       1.25%        720       1.78%
                                         ----------------------------------------------------------------
    Total mortgage loans                 58,126      99.73%     44,627      99.49%    $40,100      99.21%
                                         ----------------------------------------------------------------
Consumer loans:
  Auto loans                                 83       0.14%        119       0.27%        100       0.25%
  Loans on savings accounts                  38       0.07%         76       0.17%        132       0.33%
    Total consumer loans                    121       0.20%        195       0.44%        232       0.58%
                                         ----------------------------------------------------------------
Other loans                                  36       0.06%         35       0.07%         86       0.21%
                                         ----------------------------------------------------------------
    Total loans                          58,283     100.00%     44,857     100.00%     40,418     100.00%
                                                    ======                 ======                 ======
Less:
  Deferred loan fees                      (146)                   (57)                   (32)
  Allowance for possible loan losses      (525)                  (349)                  (322)
Loans, net                              $57,612                $44,451                $40,064
                                        =======                =======                =======


      Origination, Sale and Servicing of Loans.   The Bank's mortgage lending
activities are conducted primarily by its commissioned loan personnel operating at its two full service banking offices and two loan origination offices. All loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans. The Bank's ability to originate fixed-or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

      Generally, all adjustable-rate mortgage loans originated by the Bank are originated for investment. While the Bank has historically originated all fixed-rate one-to four-family mortgage loans for sale in the secondary market to either Fannie Mae or private investors, the Bank intends to begin to retain certain one-to four-family fixed-rate loans for its portfolio, based on various factors, including its asset/liability position and market interest rates. The one-to four-family mortgage loan products currently originated for sale by the Bank include a variety of loans which conform to the underwriting standards specified by Fannie Mae ("conforming loans") and, to a lesser extent, loans which do not conform to Fannie Mae standards due to loan amounts ("jumbo loans"). The Bank also originates mortgage loans insured by the Federal Housing Authority ("FHA") and Veterans Administration ("VA"). All one-to four-family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with Fannie Mae and other investors to purchase loans meeting such investors' defined criteria. Although the Bank has entered into such master commitment contracts, such contracts generally do not require the purchasers to buy or the Bank to deliver a specific amount of mortgage loans. All conforming loans currently sold by the Bank are sold to Fannie Mae and private investors and all non-conforming loans which are sold are generally sold to private investors. Sales of loans are made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to Fannie Mae and releases the servicing rights on the mortgage loans sold to private investors.

      At December 31,1998, the Bank was servicing $4.6 million of loans for others, primarily consisting of conforming fixed-rate mortgage loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Substantially all of the loans currently being serviced for others are loans which have been sold by the Bank.

      During the years ended December 31, 1998 and December 31, 1997, the Bank originated $66.7 million and $30.4 million of fixed-rate and adjustable-rate one-to four-family loans, respectively, of which $21.3 million and $4.8 million, respectively, were retained by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On January 1, 1996, the Bank implemented SFAS No. 122 pursuant to which the value of servicing rights may be recognized as an asset of the Bank. In the two years ended December 31, 1998, the fair market value of servicing rights under SFAS No. 122 and SFAS No. 125 were not material and were not recognized in the financial statements for those periods.

      The following table set forth the Bank's loan originations, sales and principal repayments for the periods indicated.


                                                      For the years ended
                                                         December 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 -----------------------------

Gross loans:
  Balance outstanding at beginning of period     $41,672    $40,418    $33,083
Loans originated:
  One-to four-family                              66,714     30,371     31,420
  Multi-family                                       746        453        715
  Commercial real estate                           1,218          -         82
  Construction                                    12,094      6,284      2,158
  Home equity lines                                   79         43        303
  Auto loans                                          46         93         96
  Loans on savings accounts                           72         51        274
  Other loans                                         34          1         68
                                                 -----------------------------
    Total loans originated                        81,003     37,296     35,116
Less:
  Principal repayments                            21,760     11,326      8,117
  Sales of loans                                  42,631     21,520     19,234
  Transfers to real estate owned                       -          -        257
  Principal charged off                                1         11        173
                                                 -----------------------------
    Total loans                                   58,283     44,857     40,418
Less:
  Loans held for sale, net                         6,336      3,185      1,398
                                                 -----------------------------
  Loans receivable held for investment at end
   of period                                     $51,947    $41,672    $39,020
                                                 =============================


      Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $20.4 million, $11.4 million and $8.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.


                                                                  At December 31, 1998
                         --------------------------------------------------------------------------------------------------------
                         One-to                                                                      Loans on            Total
                         Four-    Multi-   Commercial   Construction    Home                 Auto    Savings             Loans
                         Family   Family   Real Estate    and Land     Equity   Commercial   Loans   Accounts   Other  Receivable
                         --------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)

Amounts due:
Within one year          $ 1,139  $  238     $  284        $6,527       $ 16       $  -       $ -      $28       $ 5    $ 8,237
                         ------------------------------------------------------------------------------------------------------
After one year:
  More than one year
   to three years            809     848        522         1,025         61          -        59        -        25      3,349
  More than three years
   to five years             581     672        174             -          -          -        24        -         6      1,457
  More than five years
   to 10 years             1,284     714         54           104          -          -         -        -         -      2,156
  More than 10 years
   to 20 years             5,558     544        523            63          -          -         -        -         -      6,688
  More than 20 years      35,516     251          -           292        327          -         -       10         -     36,396
                         ------------------------------------------------------------------------------------------------------

    Total due after
     May 31, 1999         43,748   3,029      1,273         1,484        388          0        83       10        31     50,046
                         ------------------------------------------------------------------------------------------------------

    Total amount due
     (gross)              44,887   3,267      1,557         8,011        404          0        83       38        36     58,283
                         ======================================================================================================
Less:
Deferred loan fees, net                                                                                                    (146)
Allowance for possible
 loan losses                                                                                                               (525)
                                                                                                                        -------
Total loans, net                                                                                                        $57,612

                                                                                                                        =======

--------------------
<F1>  Included in amounts due more than 20 years are mortgage loans held for sale totaling $6.3  million.  Although these loans have a maturity date of more than 20 years, they are typically sold within 90 days.


      The following table sets forth at December 31, 1998, the dollar amount of gross loans receivable contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                   Due After December 31, 1999
                                ----------------------------------
                                 Fixed      Adjustable      Total
                                ----------------------------------
                                          (In thousands)

Mortgage loans:
  One-to four-family            $21,346      $22,402       $43,748
  Multi-family                      291        2,738         3,029
  Commercial real estate             54        1,219         1,273
  Construction                    1,125          359         1,484
  Home equity lines                   0          388           388
                                ----------------------------------
    Total mortgage loans         22,816       27,106        49,922
                                ----------------------------------

Consumer loans:
  Auto loans                         83            -            83
  Loans on savings accounts          10            -            10
                                ----------------------------------
    Total consumer loans             93            -            93
                                ----------------------------------
Other loans                          31            -            31
                                ----------------------------------
    Total loans                 $22,940      $27,106       $50,046
                                ==================================


      One- to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by one-to four-family residences substantially all of which are located in the Bank's primary market area. At December 31, 1998, the Bank's one-to four-family mortgage loans totaled $44.9 million, or 77.0% of total loans. Of the one-to four-family mortgage loans outstanding at that date, 48.1% were fixed-rate mortgage loans and 51.9% were ARM loans.

      The Bank currently offers fixed-rate one-to-four family mortgage loans with terms from 15 to 30 years. While the Bank has historically sold substantially all of the fixed-rate mortgage loans which it has originated, on a going forward basis, the Bank intends to selectively retain certain fixed-rate loans for its portfolio, based on the asset quality and coupon rates of such loans. Generally, the Bank releases servicing rights on loans sold to private investors and retains servicing rights on loans sold to Fannie Mae. The Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year initial fixed period. The interest rates for the Bank's ARM loans are indexed to the applicable Constant Maturity Treasury ("CMT") Index. The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

      The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

      Generally, the Bank originates one-to four-family residential mortgage loans in amounts of up to 95% of the appraised value or selling price of the property securing the loan, whichever is lower, with the exception of certain loans in the Bank's "First-Time Home Buyer" program, which allows for a 97% loan-to-value ("LTV") ratio. Private Mortgage Insurance ("PMI") may be required for loans with a LTV ratio of greater than 80%. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

      In an effort to provide financing for moderate income and first-time home buyers, the Bank offers FHA and VA loans and has its own First-Time Home Buyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable-and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by a one-to four-family residential property, in the case of FHA and VA loans, and must be secured by a single family owner-occupied unit in the case of First-Time Home Buyer loans. These loans are originated using modified underwriting guidelines, in the case of FHA and VA loans, and the same underwriting guidelines as are the Bank's other one-to four-family mortgage loans, in the case of First-Time Home Buyer loans. All such loans are originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans.

      The Bank also originates "investor rehab loans" to local contractors and investors for the improvement and remodeling of existing non-owner occupied one-to four-family residential properties. Such first mortgage loans are originated with a maximum LTV ratio of 80% of the purchase price of the property plus up to 80% of the cost of the improvements, as confirmed by an independent appraiser. Investor rehab loans are offered with terms of one-year and fixed-rates of interest, generally 1.5% above the prime rate of interest as reported in The Wall Street Journal. During the term of the loan, the borrower is required to remit monthly payments of interest only. The principal balance of such loan is due at the end of the one-year term. The Bank primarily relies on the borrower's income statements and tax returns when underwriting such loans. The Bank generally requires personal and/or corporate guarantees on such loans. At December 31, 1998, investor rehab loans totaled $3.7 million, or8.2% of one-to four-family loans, and 6.3% of the Bank's total loans.

      In March 1998, the Bank also began to offer a limited documentation mortgage loan product ("Low Doc" loans). Such loans are secured by owner-occupied one-to four-family properties and are offered with both fixed and adjustable rates of interest. The terms and interest rate caps of Low Doc loans are generally the same as those of the Bank's other fixed and adjustable-rate one-to four-family loan products; however, borrowers pay a premium in the form of higher interest rates and loan fees and provide larger down payments (75% maximum LTV ratio) in exchange for more expedient loan processing by virtue of less income and asset information as compared to loans underwritten in conformance with Fannie Mae standards. When underwriting a Low Doc loan, the Bank requires executed income tax returns and a satisfactory credit report but does not verify employment status. At December 31, 1998, Low Doc loans totaled $3.2 million, or 7.1% of one-to four-family loans, and 5.5% of the Bank's total loans.

      Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, restaurants or retail facilities primarily located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1998 was $1.9 million. The Bank's multi-family and commercial real estate loans may be made with terms of up to 10 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property.
The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.30x. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 1998 was $3.3 million, or 5.6% of total loans, and the Bank's commercial real estate loan portfolio at such date was $1.6 million, or 2.7% of total loans.

      Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

      Construction Lending. The Bank originates fixed-rate construction loans for the development of one-to four-family residential properties primarily located in the Bank's primary market area. Although the Bank does not generally make loans secured by raw land, the Bank's policies permit the origination of such loans. Construction loans are generally offered to experienced local developers operating in the Bank's primary market area and, to a lesser extent, to individuals for the construction of their primary residence. Construction loans are generally offered with terms of up to 12 months and may be made in amounts of up to 70% of the appraised value of the property, as improved, in the case of construction loans to developers, up to 90% of the appraisal value of the property, as improved, in the case of construction loans to individuals for the construction of their primary residence and up to 50% of the appraised value of the property in the case of land loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers warrant. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required for all construction loans.

      At December 31, 1998, the Bank had $8.0 million of advanced construction loans which amounted to 13.8% of the Bank's total loans.

      Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

      Home Equity Lines of Credit. Substantially all of the Bank's home equity lines of credit are secured by second mortgages on owner-occupied one- to four-family residences located in the Bank's primary market area. At December 31, 1998, these loans totaled $404,000, or7% of the Bank's total loans. Home equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined LTV ratio on home equity lines of credit is 70%. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

      Consumer Lending. Consumer loans at December 31, 1998 amounted to $121,000, or 0.2% of the Bank's total loans, and consisted primarily of new and used automobile loans and passbook loans. Such loans are generally originated in the Bank's primary market area and generally are secured by automobiles and deposit accounts.

      Loans on savings accounts are generally secured by deposit accounts. Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile or average value in the National Automobile Dealer's Association price guide (the "bluebook"), whichever is lower. At December 31, 1998, automobile loans totaled $83,000, or 68.6% of consumer loans and 0.1% of the Bank's total loans; and loans on savings accounts totaled $38,000, or 31.4% of consumer loans and 0.1% of the Bank's total loans.

      Loans secured by rapidly depreciable assets such as automobiles entail greater risks than one-to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established the Security Committee (the "Committee") of the Board which considers and approves all loans within its designated authority as established by the Board. In addition, the Board of Directors has authorized certain officers of the Bank (the "designated officers") to consider and approve all loans within their designated authority as established by the Board.

Delinquent Loans, Classified Assets and Real Estate Owned

      Delinquencies, Classified Assets and Real Estate Owned. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 60 days or more. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone and written correspondence will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secured the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

      Federal regulations and the Bank's internal policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets.
An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

      When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Bank classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

      The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and Commissioner, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the
objectives set forth in the policy statement.   While the Bank believes that
it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for possible loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

      Management of the Bank reviews and classifies its assets on a quarterly basis, and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 1998, the Bank had $1.1 million, or 1.5%, of assets designated as Substandard, consisting of nine one-to four-family mortgage loans and two multi-family mortgage loans. At such date, the Bank had no loans classified as Special Mention, Doubtful or Loss At December 31, 1998, these classified assets represented 2.1% of loans receivable.

      Non-performing Assets. The following table sets forth information regarding non-performing loans and REO. At December 31, 1998, the Bank had no REO in its portfolio. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. If interest payments on all non-accrual loans for the years ended December 31, 1998, 1997 and 1996 had been made in accordance with original loan agreements, interest income of $8,000,$9,000 and $38,000, respectively, would have been recognized.


                                                               At December 31,
                                                          -------------------------
                                                          1998      1997      1996
                                                          -------------------------
                                                           (Dollars in thousands)

Non-accrual loans:
  One-to four-family                                      $173      $115      $392
Real estate owned, net(1)                                    -         -       540
                                                          ------------------------
    Total non-performing assets                           $173      $115      $932
                                                          ========================

Non-performing loans as a percent of loans(2)(3)          0.33%     0.28%     1.01%
Non-performing assets as a percent of total assets(3)     0.24%     0.21%     1.84%

--------------------
<F1>  Real Estate owned balances are shown net of related loss allowances.
<F2>  Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.
<F3>  Non-performing assets consist of non-performing loans and REO.  Non-
      performing loans consist of non-accruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
<F4>  There are no loans over 90 days that are accruing interest.


Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for possible loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank's inability to utilize funds for other income producing activities during the estimated holding period of the property.

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. The Bank will continue to monitor and modify its allowance for possible loan losses as conditions dictate. Management believes that, based on information available at December 31, 1998, the Bank's allowance for possible loan losses was sufficient to cover losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank's level of allowance for possible loan losses will be sufficient to cover future loan losses incurred by the Bank or that further future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to make additional provisions for estimated loans losses based upon judgements different from those of management.

      The following table sets forth activity in the Bank's allowance for possible loan losses for each period set forth.


                                                 At or For the
                                           Years ended December 31,
                                          ---------------------------
                                           1998       1997      1996
                                          ---------------------------

Balance at beginning of period              $349      $ 322      $300
Provision for possible loan losses            87        (90)       14


Charge-offs:
  One-to four-family                                     11       173
  Auto loans                                   1          -         -
                                            -------------------------
    Total charge-offs                          1         11       173
Recoveries:
  One-to four-family                          90        128       179
  Auto loans                                   -          -         2
    Total recoveries                          90        128       181
                                            -------------------------
Net charge-offs (recoveries)                 (89)      (117)       (8)
                                            -------------------------
Balance at end of period                    $525       $349      $322
                                            =========================
Allowance for possible loan losses as
 a percent of loans(1)                      0.90%      0.84%     0.83%
Allowance for possible loan losses as
 a percent of nonperforming loans         303.47%    303.50%    82.10%


      The following table sets forth a breakdown of the allowance for possible loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis.
These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                                   At December 31,
                                     ----------------------------------------------------------------------------


                                              1998                       1997                       1996
                                     ----------------------     ----------------------     ----------------------
                                                Percent of                 Percent of                 Percent of
                                                 Loans in                   Loans in                   Loans in
                                                   Each                       Each                       Each
                                                Category to                Category to                Category to
                                     Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                                     ----------------------------------------------------------------------------


One-to four family                    $295         77.02%        $160         84.61%        $178         82.26%
Multi-family                            49          5.61%          57          5.48%          95          6.81%
Commercial real estate                  23          2.67%          15          3.31%          19          4.70%
Construction and land                  119         13.75%          22          4.84%          15          3.66%
Consumer Loans                           2          0.89%           3          1.69%           5          2.36%
Other                                    1          0.06%           -          0.07%           -          0.21%
Unallocated                             36          0.00%          92          0.00%          10          0.00%
                                      -------------------------------------------------------------------------
    Total allowance for possible
     loan losses                      $525        100.00%        $349        100.00%        $322        100.00%
                                      =========================================================================



      Real Estate Owned. At December 31, 1998, the Bank had no REO in its portfolio. When the Bank does acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

Investment Activities

      The Board of Directors sets the investment policy and procedures of the Bank. This policy generally provides that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and, to a lesser extent, potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. While the Board of Directors has final authority and responsibility for the securities investment portfolio, the Board has delegated day-to-day oversight of the Bank's investments to the President of the Bank On a monthly basis, the Board reviews and evaluates all investment activities for safety and soundness, adherence to the Bank's investment policy and assurance that authority levels are maintained.

      As required by SFAS No. 115, the Bank has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Bank generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. The Bank does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 1998, the available-for-sale securities portfolio totaled $7.4 million, or 10.3% of assets and the held-to-maturity portfolio totaled $1.3 million, or 1.8% of assets.

      The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Similarly, the Bank does not invest in mortgage-related securities which are deemed to be "high risk," or purchase bonds which are not rated investment grade.

      Mortgage-Backed Securities. The Bank currently invests in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. At December 31, 1998, mortgage-backed securities totaled $1.0 million, or 1.4%, of total assets and 1.6% of total interest earning assets, all of which were classified as available-for-sale. At December 31, 1998, all of the mortgage-backed securities were backed by adjustable-rate loans. The mortgage-backed securities portfolio had a stated rate of 6.4% at December 31, 1998. The estimated fair value of the Bank's mortgage-backed securities at December 31, 1998, was $1.0 million, which is $12,000 more than the amortized cost of $988,000. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimate prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      U.S. Government and Federal Agency Obligations. At December 31, 1998, the Bank's U.S. Government and federal agency obligations securities portfolio totaled $1.9 million, all of which were classified as available-for-sale.
Such portfolio at December 31, 1998 primarily consisted of short-to medium-term (maturities of one to five years) securities issued by federal agencies.

      Corporate Equity Securities and Debt Obligations. The Bank currently invests in the equity securities and debt obligations of United States corporations. At December 31, 1998, the Bank's equity securities portfolio totaled $1.0 million, or 1.4% of total assets, all of which were classified as available-for-sale. Such portfolio consisted of $250,000 of common stock and $772,000 in preferred stock issued by corporate issuers. The Bank's current policies generally provide that the maximum equity investment in any one corporation shall not exceed 3% of the Bank's surplus and reserves and the maximum aggregate investment in any one industry shall not exceed 15% of the Bank's surplus and reserves. At December 31, 1998, the Bank had $4.8 million, or 6.7% of total assets, of corporate debt obligations, all of which were investment grade, with maturities of two years or less. The Bank's current policies generally provide that the average maturity of the Bank's portfolio of corporate debt securities may not exceed 5 years and 80% of such obligations shall mature in 3 years or less. The Bank's policies further provide that the Bank's total portfolio of corporate debt, commercial paper and consumer loans may not exceed 30% of total assets.

      Investments in corporate equity securities and debt obligations involve risk as they are not insured or guaranteed by the U.S. government or any agency thereof, generally not secured by collateral and generally rely upon future income from the operations of the issuer for repayment of principal and interest.

      The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank's investment securities.


                                                                          At December 31,
                                               ----------------------------------------------------------------------
                                                       1998                     1997                     1996
                                               --------------------     --------------------     --------------------
                                               Amortized     Market     Amortized     Market     Amortized     Market
                                                 Cost        Value        Cost        Value        Cost        Value
                                               ----------------------------------------------------------------------

Investment securities(1):
  Held to maturity:
    U.S. Government and federal
     agency                                    $    -        $    -     $1,499        $1,500     $    -        $    -
    Corporate debt                              1,308         1,314      1,480         1,483
                                               ----------------------------------------------------------------------
      Total investment securities held
       to maturity                              1,308         1,314      2,979         2,983          -             -
                                               ----------------------------------------------------------------------
  Available for sale:
    U.S. Government and federal
     agency                                     1,842         1,861      1,340         1,353      1,512         1,482
    Corporate debt                              3,557         3,494          0             0      1,580         1,599
    Mortgage-backed securities                    988         1,027      1,015         1,044      1,475         1,503
    Marketable equity securities                1,013         1,022        575           626        238           257
                                               ----------------------------------------------------------------------
      Total  securities available for sale      7,400         7,404      2,930         3,023      4,805         4,841
                                               ----------------------------------------------------------------------
      Total securities                         $8,708        $8,718     $5,909        $6,006     $4,805        $4,841
                                               ======================================================================


      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 1998.


                                                                     At December 31, 1998
                                -----------------------------------------------------------------------------------------------
                                                     More than One       More than Five        More than
                                One Year or Less   Year to Five Years  Years to Ten Years      Ten Years            Total
                                -----------------  ------------------  ------------------  -----------------  -----------------
                                    Weighted           Weighted            Weighted            Weighted           Weighted
                                Carrying  Average  Carrying  Average   Carrying  Average   Carrying  Average  Carrying  Average
                                 Value     Yield    Value     Yield     Value     Yield     Value     Yield    Value     Yield
                                -----------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Held-to-maturity:
  Corporate debt                 $  773    8.04%    $  535    8.50%     $    -        -     $    -        -    $1,308    8.23%
                                 --------------------------------------------------------------------------------------------
    Total held-to-maturity          773    8.04%       535    8.50%          -        -          -        -     1,308    8.23%
Available for sale:
  Mortgage-backed securities          -       -          -       -           -        -      1,027     6.69%    1,027    6.69%
  U.S. Government and
   federal agency                     -       -      1,003    5.83%        858     6.62%         -        -     1,861    6.20%
  Corporate debt                    551    8.72%       374    6.77%        200     5.45%     2,369     6.09%    3,494    6.54%
  Marketable equity securities        -       -          -       -           -        -          -        -     1,022       -
                                 --------------------------------------------------------------------------------------------
    Total available-for-sale        551    8.72%     1,377    6.09%      1,058     6.40%     3,396     6.27%    7,404    5.57%
                                 --------------------------------------------------------------------------------------------
    Total securities             $1,324    8.33%    $1,912    6.76%     $1,058     6.40%    $3,396     6.27%   $8,712    5.97%
                                 ============================================================================================


Sources of Funds

      General. Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, club accounts and certificate of deposit accounts. The Bank offers certificate of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

      At December 31, 1998, the Bank's deposits totaled $57.0 million, or 91.8%, of total liabilities. For the year ended December 31, 1998, the average balance of core deposits (savings, NOW, money market and noninterest-bearing checking accounts) totaled $26.9 million, or 50.3% of total average deposits. At December 31, 1998, the Bank had a total of $28.6 million in certificates of deposit, of which $24.5 million had maturities of one year or less. For the year ended December 31, 1998, the average balance of core deposits represented approximately 47.2% of total deposits and certificate accounts represented 50.2%. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its banking offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. Although the Bank's policies do permit the use of brokered deposits, the Bank does not currently accept brokered deposits.

      The following table presents the deposit activity of the Bank for the periods indicated.


                                         For the Years ended December 31,
                                         --------------------------------
                                           1998        1997        1996
                                         --------------------------------
                                                  (In thousands)

Net deposits                             $12,266      $7,124      $  715
Interest credited on deposit accounts      2,181       1,583       1,248
                                         -------------------------------
Total increase in deposit accounts       $14,447      $8,707      $1,963
                                         ===============================


      At December 31, 1998, the Bank had outstanding $8,555 million in certificate of deposits accounts in amounts of $100,000 or more, maturing as follows:


                                               Weighted
                                                Average
Maturity Period                   Amount         Rate
                                 ----------------------
                                 (Dollars in thousands)

Three months or less              $3,043         5.81%
Over three through six months      1,007         5.69%
Over six through 12 months         2,771         5.15%
Over 12 months                     1,734         5.62%
Total                              8,555         5.54%


      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.


                                                          At December 31,
                                 ------------------------------------------------------------------
                                              1998                               1997
                                 -------------------------------    -------------------------------
                                            Percent     Weighted               Percent     Weighted
                                 Average    of Total    Average     Average    of Total    Average
                                 Balance    Deposits      Rate      Balance    Deposits      Rate
                                 ------------------------------------------------------------------
                                                       (Dollars in thousands)

Money market deposits            $   808      1.51%       2.62%     $ 1,079      2.73%       2.59%
Demand accounts                    4,486      8.38%          -        2,255      5.71%          -
NOW accounts                      11,963     22.35%       4.08%       5,377     13.61%       3.20%
Regular and other savings          9,685     18.09%       1.97%      10,328     26.14%       2.35%
Total certificates of deposit     26,585     49.67%       5.57%      20,471     51.81%       5.57%
                                 ----------------------------------------------------------------
    Total                        $53,527    100.00%       4.08%     $39,510    100.00%       4.25%
                                 ================================================================


      Borrowed Funds. As part of its operating strategy, the Bank utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.
The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB.

The following table sets forth certain information regarding the bank's borrowed funds at or for the periods ended on the dates indicated:


                                             At or For the Years Ended
                                                   December 31,
                                           ----------------------------
                                             1998      1997      1996
                                           ----------------------------

FHLB advances:
  Average balance outstanding              $4,267    $6,402    $10,406
  Maximum amount outstanding at any
   month-end during the period              6,093     9,251     13,493
  Balance outstanding at end of period      4,211     6,436     11,605
  Weighted average interest rate during
   the period                                5.80%     5.87%      5.70%
  Weighted average interest rate at end
   of period                                 6.11%     6.11%      5.80%


Subsidiary Activities

      Mass Securities Corporation ("MSC") was organized in March 1998 for the sole purpose of acquiring and holding investment securities of a type that are permissible for banks to hold under applicable law. MSC was established to qualify as a "securities corporation" for Massachusetts tax purposes. The Bank recently established a second subsidiary ("Mass SEC Corp II") for the similar purpose. The Bank recently established a Massachusetts limited liability company for the purpose of holding property. The results of operations of these subsidiaries will be consolidated in the results and operations of the Company

Personnel

      As of December 31, 1998, the Bank had 42 full-time employees and no part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

      As a co-operative bank chartered by the Commonwealth of Massachusetts, the Bank is subject to extensive regulation under state law with respect to many aspects of its banking activities; this state regulation is administered by the Commissioner. In addition, as a bank whose deposits are insured by the FDIC under the Bank Insurance Fund, the Bank is subject to deposit insurance assessments by the FDIC, the FDIC has examination and supervisory authority over the Bank, with a broad range of enforcement powers and the FDIC regulates the Bank's activities and operations. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve System. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not bank stockholders.

      The following discussion of the laws and regulations material to the operations of the Company and Bank are brief summaries. The summaries do not purport to be complete and are qualified in their entirety by reference to the applicable laws and regulations. The Holding Company will also be required to file certain reports with, and otherwise comply with the rules and regulations, of the OTS, the Commissioner and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein.

Massachusetts Banking Laws and Supervision

      The powers of a Massachusetts co-operative bank are established by Massachusetts law, as qualified by applicable federal law and regulation. Massachusetts co-operative banks are regulated and supervised by the Commissioner. The Commissioner is required to regularly examine each state-chartered bank. The approval of the Commissioner is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner is subject to sanctions. The Commissioner may under certain circumstances suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

      All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank and are subject to its assessments. The Co-operative Central Bank maintains the Share Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. In addition, the Co-operative Central Bank acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing certain qualifying obligations from them.

      A co-operative bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations.

Federal Regulations

      Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock including any related surplus and minority investments in certain subsidiaries, less intangible assets except for servicing rights and credit card relationships.

      The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

      State non-member banks must maintain a minimum ratio of qualifying capital to risk-weighted assets of at least 8%, of which at least one-half be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, preferred stock with a maturity of over 20 years, and certain other capital instruments.

      The following is a summary of the Bank's regulatory capital at December 31, 1998:


           GAAP Capital to Total Assets             13.3%
           Total Capital to Risk-Weighted Assets    17.0%
           Tier I Leverage Ratio                    11.7%
           Tier I to Risk-Weighted Assets           15.9%


      The federal banking agencies have also adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

      Standards for Safety and Soundness. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

      All state-chartered FDIC insured banks, including co-operative banks, are generally limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations permit certain exceptions to these limitations.
 For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Bank received grandfathering authority from the FDIC in February, 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts Commonwealth Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 1998, the Bank had $1.0 million of securities which were subject to such grandfathering authority.

Prompt Corrective Regulatory Action

      Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

      "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions.
 If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

Transactions with Affiliates

      Transactions between depository institutions and their affiliates are governed by federal law. An affiliate of an institution is any company that controls, is controlled by, or is under common control with the institution, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of an institution and any companies which are controlled by such parent holding company are affiliates of the institution.
 Generally, federal law limits the extent to which the institution and its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contains an aggregate limit on such transactions with all affiliates of 20% of capital stock and surplus. The law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate and requires that affiliate transactions generally be on terms substantially the same, or no less favorable, to the institution or its subsidiary as similar transactions with nonaffiliates.

      Further, federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of the institution, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Further, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made pursuant to a benefit or compensation program that is widely available to the Bank's employees and does not give preference to the insider over the other employees. The law also establishes board of director approval requirements for specified insider loans. Federal law places additional limitations on loans to executive officers.

Enforcement

      The FDIC has extensive enforcement authority over insured co-operative banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under certain circumstances.

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. An institution is assigned to one of three capital categories based on the institution's capital position, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation by the FDIC of information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates are determined by FDIC semi-annually and currently range from zero basis points for the healthiest institution to 27 basis points for the riskiest. In addition, Bank Insurance Fund institutions are required to make certain payments toward bonds issued in the late 1980s by the financing Corporation to recapitalize the insurance fund for savings and loan association. The Bank paid $5,686 in deposit insurance assessments for fiscal 1998. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

      Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

      Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts.
The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million
 The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1998 of $763,000.

Holding Company Regulation

      Federal law allows a state co-operative bank that qualifies as a "qualified thrift to elect to be treated as a "savings association" for purposes of the savings and loan holding company provisions of federal law.
 Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such an election. The Company is subject to OTS regulations, examinations, supervision and reporting requirements. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

      As a unitary savings and loan holding company, the Company is generally not restricted as to the types of business activities in which it may engage.
 Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

      A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions. In a savings and loan holding company structure, the Bank is prohibited from extending credit to affiliates not engaged exclusively in activities permissible for a bank holding company and may not invest in the securities of an affiliate, except a subsidiary.

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to be a qualified thrift lender. This requires the Bank either to maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a qualified thrift lender test. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 1998, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the qualified thrift lender test in each of the prior 12 months and, therefore, met the QTL test. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL test to fully include credit card loans, student loans and small business loans.

      Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts may be also subject to regulation under the Massachusetts law. The term "bank holding company," for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state savings banks, co-operative banks and savings and loan associations and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before a company may become a bank holding company and before an existing bank holding company may acquire additional institutions.

Thrift Rechartering

      Both the Bank and the Company are subject to extensive regulations and supervision. Such regulation, which affects the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations is also subject to change by the authorities who examine the Bank and interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Commissioner, the OTS, the FDIC or the Congress, could have a material impact on the Company, the Bank, and their operations.

      Legislation enacted in 1996 provides that the Bank Insurance Fund and the Savings Association Insurance Fund would merge on January 1, 1999 if there are no more savings associations as of that date. Several bills where introduced in Congress that would have eliminated the federal thrift charter, created a uniform federal financial institutions charter abolished OTS and restricted the activities of savings and loan holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the Bank Insurance Fund and the Savings Association Insurance Fund will eventually be merged.

Federal Securities Laws

      The Company has filed with the SEC a registration statement under the Securities Act for the registration of the Common Stock to be issued pursuant to the Conversion (the "Registration Statement"). Upon completion of the Conversion, the Company's Common Stock will be registered with the SEC under the Exchange Act. The Company will then be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

      The registration under the Securities Act of shares of the Common Stock to be issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Company and the Bank will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank had been last audited by the IRS for the five-year period ended 1984. The Bank was also audited by the State of Illinois for the three-year period ended 1994. Both audits resulted in adjustments which were immaterial to the Bank's financial statements.

      Bad Debt Reserves.    The Small Business Job Protection Act of 1996 (the
"1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Code relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e. take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying
reserve.    The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

      The 1996 Act. Under the 1996 Act, for its current and future taxable years, as a "Small Bank" the Bank is permitted to make additions to its tax bad debt reserves under an Experience Method based on total loans. However, the Bank is required to recapture (i.e. take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. The recapture was suspended for 1996 because the Bank met certain residential loan requirements. If the Bank continues to meet the residential loan requirements in 1997, the six-year recapture period will begin in 1998. As of December 31, 1995, the Bank's tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $2.2 million. However, the Bank will not incur an additional tax liability related to its tax bad debt reserves as the Bank has previously provided deferred taxes on the recapture amount.

      Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. The term "non-dividend distributions" is defined as distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not cause this pre-1988 reserve to be included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate.
 The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

      Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryforwards. The adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of12% of the excess of AMTI (with certain modifications) over $2 million, is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

      Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be excluded.

State Taxation

      Massachusetts Commonwealth Taxation. Prior to July, 1995, the Bank was subject to an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 10.91% of federal taxable income, adjusted for certain items. This rate will be reduced over the next year so that the Bank's tax rate will become 10.5% by December 31, 1999. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. No deductions, however, are allowed for dividends received until July 1, 1999. In addition, carry forwards and carrybacks of net operating losses are not allowed.

      A financial institution or business corporation is generally entitled to special tax treatment as a "security corporation," provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and, (b) it has applied for, and received, classification as a "security corporation" by the Commissioner of the Massachusetts DOR. A security corporation that is also a bank holding company under the Code is subject to a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Code is subject to a tax equal to 1.32% of its gross income.

      The Bank's subsidiary, MSC, was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. MSC is classified with the Massachusetts DOR as a "security corporation" under Massachusetts law, qualifying it to take advantage of the 1.32% income tax rate on Massachusetts securities corporations.

      Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.   DESCRIPTION OF PROPERTY.

      The Bank currently conducts its business through its main office located in the Dorchester section of Boston, Massachusetts and one other full-service banking office and two loan origination centers, all of which are located in the greater Boston metropolitan area. Consistent with its expansion strategy, the Bank is actively pursuing establishing a de novo branch location. Upon the establishment of the new branch office, the Bank intends to relocate its administrative functions to the new location. The Bank expects to incur capital expenditures of up to $2 million in connection with the establishment of a de novo branch office and relocation of its administrative offices. The Bank has purchased a building for $975,000 for this purpose and expects to open the facility in the Fall of 1999. This building is currently held by the limited liability company which the branch is leasing. Once such branch is established, the Company believes that the Bank's facilities will be adequate to meet the then present and immediately foreseeable needs of the Bank and the Company. It is the opinion of management that all the properties are adequately covered by insurance.


                                                                           Net Book Value
                                                                            of Property
                                                                            or Leasehold
                                                                            Improvements
                             Leased    Original Year                             at
                               or        Leased or        Date of Lease     December 31,
Location                     Owned       Acquired           Expiration          1998
-----------------------------------------------------------------------------------------
                                                                           (In thousands)

Main Office:
1442 Dorchester Avenue
Boston, MA  02122             (1)           (1)                (1)              $211

Banking Offices:
561 Adams Street
East Milton, MA  02186       Owned         1996                                  746

70 Quincy Ave (3)
Quincy, MA 02169             Owned         1999                                  975

Loan Origination Centers:
607 North Avenue, D-12
Wakefield, MA  01880         Leased        1997           February 2000           --

200 Cordwainer Drive
Norwell, MA  02061           Leased        1998           January 2000(2)         --
                                                                              ------
    Total                                                                     $1,932
                                                                              ======

--------------------
<F1>  This property is comprised of two adjacent parcels of land.  The Bank owns one of the parcels, which it obtained in 1908, and leases the other, which lease began in June 1986.  With respect to the leased parcel, the Bank is currently in the first year of the second of three five-year renewal options.  The current option period will expire in May
      2003.
<F2>  The Bank has an option to renew this lease for an additional three-year period.
<F3>  The Bank anticipates moving into the property and beginning retail operations in the fall of 1999.


ITEM 3.   LEGAL PROCEEDINGS.

      The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

      Massachusetts Fincorp, Inc.'s Common Stock is traded over-the-counter through the National Daily Quotation Service "Pink Sheet" published by the National Quotation Bureau, Inc. The stock began trading on December 23, 1998.
 The high and low bid for the common stock for the quarter ended December 31, 1998 were $10.56 and $10.00, respectively. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Massachusetts Fincorp, Inc. has approximately 413 holders of record as of December 31, 1998.

Use of Proceeds

      The following information is provided in connection with the Company's sale of its common stock as part of the Bank's conversion:

      (a) The effective date of the Registration Statement on Form SB-2 (File No. 333-60237) was October 9, 1999.

      (b) The offering was consummated on December 22, 1998 with the sale of 545,481 securities registered pursuant to the Registration Statement. Trident Securities Inc. acted as marketing agent for the offering.

      (c) The class of securities registered was common stock, par value $.01 per share. The aggregate amount of such securities registered was 545,481 shares which represented an aggregate amount of $5,454,481. That amount included 519,506 shares (or $5,195,060) sold in the offering and 25,975 shares (or $259,750) issued to the Massachusetts Co-operative Charitable Foundation.

      (d) A reasonable estimate of the expenses incurred in connection with the conversion and offering was $586,000, including expenses paid to or for underwriters of $153,000, attorney and accounting fees of $275,000 and other expenses of $158,000 The net proceeds resulting from the offering after deducting expenses was $4,600,000

      (e) The net proceeds are temporarily invested in an interest-bearing deposit account at The Massachusetts Co-operative Bank. The Company intends to use these funds to invest in loans, federal funds and mortgage-backed securities and to repay Federal Home Loan Bank borrowings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Statements contained in this document, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from those currently anticipated due to a number of factors. Such factors include, but are not limited to, factors discussed in documents filed by the Bank with the Securities and Exchange Commission from time to time.

General

      The Company became operational on December 21, 1998 and, accordingly, had no significant operations during 1998. The Company's results of operations primarily depend on its investment of net conversion proceeds in securities and interests on deposits of the Bank and dividends from the Bank.
 The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income such as service charges and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, depreciation and repairs, data processing fees, office building expenses and other operating expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies. The Bank exceeded all of its regulatory capital requirements at December 31, 1998.

Management Strategy

      The Bank's operating strategy has in the past consisted of maintaining profitability and managing its interest rate risk mainly by originating fixed-rate one-to four-family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one-to four-family mortgage loans for investment. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of a de novo branch office in 1996 and two loan origination centers in the greater Boston metropolitan area in 1997 and 1998. The Bank is actively pursuing the establishment of another de novo branch office The Bank has purchased a building for $975,000 for this purpose and expects to open the facility in the Fall of 1999. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth.

Analysis of Net Interest Income

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

      Average Balance Sheet. The following table sets forth certain information relating to the Bank for the years ended December 31, 1998, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields. Loans on non-accrual status are included in the average balances of loans shown in the table. Interest earned on loans is net of reserves for uncollected interest.


                                                                    For the Years Ended December 31,
                                       -----------------------------------------------------------------------------------------
                                                   1998                           1997                           1996
                                       ----------------------------   ----------------------------   ---------------------------
                                                            Average                        Average                       Average
                                       Average              Yield/    Average              Yield/    Average             Yield/
                                       Balance   Interest    Cost     Balance   Interest    Cost     Balance   Interest   Cost
                                       -----------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments            $ 1,945    $  108      5.55%   $ 2,299    $  126      5.48%   $ 1,024    $   41     4.00%
    Securities                           6,928       430      6.21%     4,624       295      6.38%     5,137       329     6.40%
    Mortgage loans, net                 50,876     4,057      7.97%    40,507     3,342      8.25%    36,559     3,227     8.83%
    Other                                  924        63      6.82%       925        66      7.14%       761        55     7.23%
                                       -------------------------------------------------------------------------------
      Total interest earning asssets    60,673     4,658      7.68%    48,355     3,829      7.92%    43,481     3,652     8.40%
  Noninterest-earning assets             2,566                          2,625                          4,082
                                       -------                        -------                        -------
  Equity securities                        648        20      3.09%       368        27      7.34%       151        22    14.57%
                                       -------    ------              -------    ------              -------    ------
      Total assets                     $63,887    $4,678              $51,348     3,856              $47,714     3,674
                                       =======    ------              =======    ------              =======    ------
Liabilities and Surplus:
  Deposits:
    Savings accounts                   $ 9,685    $  191      1.97%   $10,328    $  244      2.36%   $ 9,854    $  240     2.44%
    Money market accounts                  808        21      2.60%     1,079        28      2.59%     1,290        33     2.56%
    Now accounts                        11,963       488      4.08%     5,377       173      3.20%     2,612        49     1.88%
    Certificates of deposit             26,585     1,481      5.57%    20,471     1,138      5.56%    16,405       926     5.64%
                                       -------    ------              -------    ------              -------    ------
      Total deposits                    49,041     2,181      4.45%    37,255     1,583      4.25%    30,161     1,248     4.14%
  FHLB advances                          4,267       259      6.07%     6,402       373      5.83%    10,406       640     6.15%
                                       -------    ------              -------    ------              -------    ------
      Total interest bearing
       liabilities                      53,308     2,440      4.58%    43,657     1,956      4.48%    40,567     1,888     4.65%
                                       -------    ------              -------    ------              -------    ------
Noninterest -bearing demand
 checking accounts                       4,486                          2,255                          2,043
Noninterest-bearing liabilities            644                            653                            620
                                       -------                        -------                        -------
      Total liabilities                 58,438                         46,565                         43,230
      Total surplus                      5,487                          4,783                          4,484
                                       -------                        -------                        -------
      Total liabilities and surplus    $63,925                        $51,348                        $47,714
                                       =======                        =======                        =======
Net interest income                               $2,238                         $1,900                         $1,786
                                                  ======                         ======                         ======
Net interest income/interest
 rate spread                                                  3.10%                          3.44%                         3.75%
                                                            ======                         ======                        ======
Net interest margin as a percent
 of interest-earning assets                                   3.69%                          3.93%                         4.11%
                                                            ======                         ======                        ======
Ratio of interest-earning assets
 to interest-bearing liabilities                            113.82%                        110.76%                       107.18%
                                                            ======                         ======                        ======


      Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                Year Ended                   Year Ended
                                             December 31, 1998            December 31, 1997
                                                Compared to                  Compared to
                                                Year Ended                   Year Ended
                                             December 31, 1997            December 31, 1996
                                         ------------------------     ------------------------
                                         Increase(Decrease)           Increase(Decrease)
                                               Due to                       Due to
                                         -----------------            -----------------
                                         Volume      Rate     Net     Volume      Rate     Net
                                         -----------------------------------------------------

Interest-earning assets:
  Federal funds sold and
   short-term investments                $ (20)    $   2    $ (18)    $  66    $  19    $  85
  Investment securities                    153        (2)     151       (13)      (6)     (19)
  Mortgage-backed securities, net          (12)       (4)     (16)      (21)       6      (15)
  Mortgage loans, net                      830      (115)     715       334     (219)     115
  Other loans                                -        (3)      (3)       (2)       2        -
  FHLB stock                                 -         -        -        12       (1)      11
                                         ----------------------------------------------------
    Total interest-earning assets          951      (122)     829       376     (199)     177
                                         ----------------------------------------------------
Interest-bearing liabilities:
  Savings accounts                         (15)      (38)     (53)       10       (6)       4
  Money market accounts                     (7)        -       (7)       (5)       -       (5)
  NOW accounts                             258        57      315        74       50      124
  Certificates of deposit                  341         2      343       227      (15)     212
  FHLB advances                           (129)       15     (114)     (235)     (32)    (267)
                                         ----------------------------------------------------
    Total interest-bearing liabilities     448        36      484        71       (3)      68
                                         ----------------------------------------------------
Net change in net interest income (1)    $ 503     $(158)   $ 345     $ 305    $(196)   $ 109
                                         ====================================================

--------------------
<F1>  Net interest income does not include dividends received on equity securities.


Comparison of Financial Condition at December 31, 1998 and December 31, 1997

      The Bank's total assets increased $17.0 million, to $71.6 million at December 31, 1998 from $54.6 million at December 31, 1997. The increase in total assets was primarily attributed to increases in federal funds sold and in the loan and securities portfolios. Federal funds increased $1.6 million, or 920.7% to $1.8 million at December 31, 1998 from $173,000 at December 31, 1997. Loans and loans held for sale, net, increased $13.6 million, or 30.6% to $58.0 million at December 31, 1998 from $44.4 million at December 31, 1997.
 The increase in loans resulted from the increase of $6.9 million, or 18.3%, in fixed rate one-to-four family mortgage loans, a $5.8 million, or 269.3% increase in advanced construction loans and a $3.2 million, or 98.9% increase in loans available for sale. The increase in loans primarily reflects the opening of a new origination office in Norwell, Massachusetts, an increase in the number of loan originators, increased marketing efforts of the Bank to generate these types of loans as well as a favorable interest rate environment. The securities portfolio increased $2.7, or 45%, to $8.7 million at December 31, 1998 from $6.0 million at December 31, 1997. This increase was primarily the result of an increase in available for sale corporate bonds.

      The increase in assets was funded by a $7.6 million increase in interest bearing checking and demand deposit accounts and a $6.9 million increase in certificate of deposit accounts. The Bank's total deposits increased $14.3 million, or 34.0%, to $57.0 million at December 31, 1998 from $42.7 million at December 31, 1997. The increase in deposit accounts resulted from the promotion of new competitively priced deposit products as well as continued deposit growth from the branch office which opened in 1996.

      Non-performing assets totaled $173,000 at December 31, 1998 as compared to $115,000, an increase of $58,000. A portion of the non-performing assets were part of a workout agreement and $79,000 of the balance was paid off in January 1999. Surplus increased $4.5 million, or 90.6%, to $9.5 million at December 31, 1998 compared to $5.0 million at December 31, 1997. This increase in surplus was the result of net conversion proceeds of $4.9 million from the conversion of the Bank from a mutual co-operative bank to a capital stock co-operative bank. Net conversion proceeds were used to fund loan production and reduce borrowings from FHLB-Boston, which decreased $2.2 million, or 34.4%, to $4.2 million at December 31, 1998 from $6.4 million at December 31, 1997.

Comparison of Financial Condition at December 31, 1997 and December 31, 1996

      The Bank's total assets increased $3.9 million, or 7.6%, to $54.6 million at December 31, 1997 from $50.8 million at December 31, 1996. The increase in total assets was primarily the result of an increase in the mortgage loan and securities portfolios. Loans and loans held for sale, net, increased $4.4 million, or 10.9%, to $44.5 million at December 31, 1997 from $40.0 million at December 31, 1996. The increase in loans resulted from the increase of $1.6 million, or 16.7%, in fixed-rate one-to four-family mortgage loans, a $689,000, or 46.6%, increase in advanced construction loans and a $1.8 million, or 128%, increase in loans available for sale. The increase in loans primarily reflects the opening of a new loan origination office in Wakefield, Massachusetts, an increase in the number of loan originators, increased marketing efforts, and a favorable interest rate environment.

      The increase in total assets was primarily funded by a $4.8 million increase in interest-bearing checking and demand deposit accounts and a $4.3 million increase in certificate of deposit accounts. The Bank's total deposits increased $8.7 million, or 25.4%, to $42.9 million at December 31, 1997 from $34.2 at December 31, 1996. The increase in deposits was mainly the result of opening a new retail branch office in East Milton, Massachusetts in August 1996. Deposit growth was used to fund loan production and reduce borrowings from the FHLB-Boston, which decreased $5.2 million, or 44.5%, to $6.4 million at December 31, 1997 as compared to $11.6 million at December 31, 1996.

      Non-performing assets totaled $115,000 at December 31, 1997 compared to $932,000 at December 31, 1996, a decrease of $817,000, or 87.7%. The decrease is primarily due to a $277,000, or 70.8%, reduction in non-accrual loans and a $540,000 decrease in REO to a zero balance resulting from the sale of its remaining parcel of REO.

      Surplus increased $392,000 from $4.6 million, or 9.0% of total assets at December 31, 1996, to $5.0 million, or 9.1% of total assets at December 31, 1997. The increase in surplus was due to net income during the year ended December 31, 1997.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

      General.

      Net income decreased $296,000, or 80.7% to $71,000 for the year ended December 31, 1998 from $367,000 for the year ended December 31, 1997. The decrease in net income was primarily attributed to non-interest expense increasing $800,000, or 41.2% to $2.8 million for the year ended December 31, 1998 as compared to $2.0 million for the year ended December 31, 1997. The increase in non-interest expense was primarily the result of addition to staff based on growth and a one-time non-occurring expense due to the formation of the Massachusetts Co-operative Charitable Foundation. Not including these one-time expenses, net income would have been $253,000.

      Interest Income.

      Interest income for the year ended December 31, 1998 increased $800,000, or 21.3%, to $4.7 million as compared to $3.9 million for the year ended December 31, 1997. The increase in interest income was primarily the result of a $13.6 million increase in loans, due to increased originations in fixed one-to-four family mortgage loans, construction loans and mortgage loans held for sale, as well as,a $144,000 increase in interest and dividend income on investments. The effect of higher average balances in interest earning assets was offset, in part, by lower average yield on interest earning assets. The average yield on interest earning assets decreased 20 basis points to 7.7% during the year ended December 31, 1998 as compared to an average yield of 7.9% for the year ended December 31, 1997. The decline was caused by falling interest rates which stimulated consumer mortgage refinancing activity.

      Interest Expense.

      Interest expense for the year ended December 31, 1998 was $2.5 million compared to $2.0 million for the same period in 1997, an increase of $500,000 or 25%. The increase reflects both an increase in average interest bearing liabilities of $9.6 million and an increase in average rates paid. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing checking accounts and term certificates of deposit. Average interest bearing checking accounts increased $6.6 million, or 122.2%, to $12.0 million for the year ended December 31, 1998 as compared to $5.4 for year ended December 31, 1997. Average term certificates of deposit increased $6.1 million, or 29.8%, to $26.6 million for the year ended December 31, 1998 as compared to $20.5 million for the same period in 1997.
 The increase in interest bearing checking accounts was primarily the result of the Bank's promotion of a tiered interest bearing checking accounts for retail customers to attract new deposit relationships. These increases were partially offeset by a lower expense on borrowed funds.

      Net Interest Income.

      Net interest income increased $200,000, or 15.8%, to $2.2 million for the year ended December 31, 1998 from $2.0 million for the same period in 1997. The increase was due to a combination of an increase in average interest earning assets in excess of interest bearing liabilities of $7.4 million, offset by the effect of a 34 basis point decline in interest rate spread which decreased to 3.10% from 3.44%.

      Provision (Credit) for Possible Loan Losses.

      The Bank's provision for possible loan losses increased $177,000 to $87,000 for the year ended December 31, 1998 compared to a credit of $90,000 for the same period in 1997. The increase in the provision primarily reflected the increase in the Bank's overall loan portfolio weighted by loan product and management's ongoing review and analysis of the general loan loss reserve. The allowance for possible loan losses as a percent of loans was 0.89% for year ended December 31, 1998 as compared to 0.79% for the same period in 1997. Non-performing loans increased $58,000 to $173,000 for year ended December 31, 1998 compared to $115,000 for year ended December 31, 1997.
 The increase was attributable to a workout agreement under which $79,000 of these loans were paid in January 1999. The workout agreement required no additional reserve.

      Non-Interest Income.

      Non-interest income increased $200,000, to $700,000, for the year ended December 31, 1998 from $500,000 for the year ended December 31, 1997. The increase was primarily attributed to a $211,000 increase in the gain on sale of loans for the year ended December 31, 1998, due to the increased originations of fixed rate loans originated for sale. Additionally, the Bank recognized an increase of $65,000 in miscellaneous income.

      Non-Interest Expense.

      Non-interest expense increased $800,000, or 40%, to $2.8 million for the year ended December 31, 1998 from $2.0 million for the year ended December 31, 1997. The increase was primarily due to an increase in salaries and benefits of $300,000 of which $224,000 was the result of addition to staff based on growth and $76,000 was the result of discretionary payments to ESOP and bonuses. A $259,000 one time non-recurring expense related to the funding of the Massachusetts Co-operative Charitable Foundation and an additional $44,000 increase in advertising and marketing costs as the result of expenses associated with the Bank's promotional activities regarding its deposit products, contributed to the increase in non-interest expense.

      Income Tax Expense.

      Income tax expense decreased $107,000, or 78.1%, to $30,000 for the year ended December 31, 1998 from $137,000 for the year ended December 31, 1997. This decrease was primarily due to the decrease of $400,000 in pre-tax income. The effective tax rates for years ended December 31, 1998 and 1997 were 30.0% and 27.2%, respectively, which are below the statutory rate due to the utilization of capital loss carry forwards and tax credits which are estimated to be fully utilized by the Bank. The Bank also formed a securities corporation for investments which resulted in a lower state tax rate.

Comparison of Operating Results for the Years Ended December 31, 1997 and 1996

      General. Net income increased $175,000, or 91.1%, to $367,000 for the year ended December 31, 1997 from $192,000 for the year ended December 31, 1996. The increase was primarily attributable to increased interest income due to increased loan origination activity and a $104,000 decrease in the Bank's loan loss provision due to a reduction in non-accrual loans and classified assets. Other income increased $261,000, or 117%, which was primarily the result of gains on the sale of loans available for sale. These increases in income were partially offset by an increase in non-interest expense of $218,000, or 12.4 %, which was primarily attributable to increases in salaries and benefits, due to additional staffing for the Bank's new retail branch office which opened in August 1996 and a new loan origination office which opened in January 1996.

      Interest Income. Interest income for the year ended December 31, 1997 increased $182,000, or 5.0%, to $3.9 million as compared to $3.7 million for the year ended December 31, 1996. The increase in interest income during 1997 was primarily attributable to an increase in the average balances of interest-earning assets, due primarily to an increase in the average balance of mortgage loans, net, which increased by $3.9 million, or 10.8%, to $40.5 million for the year ended December 31, 1997 from $36.6 million for the year ended December 31, 1996. The increase was partially offset by a 48 basis point decrease in the weighted average yield on interest-earning assets to 7.92% for the year ended December 31, 1997 from 8.40% for the year ended December 31, 1996, which decrease was primarily due to a lower market interest rate environment. The increase in loans reflects an increase in one-to-four family loans of $4.7 million and an increase in available for sale loans of $1.8 million. As a result, interest income on loans increased $115,000, or 3.5%, to $3.4 million for the year ended December 31, 1997 as compared to $3.2 million for the year ended December 31, 1996.

      Interest Expense. Interest expense increased $68,000, or 3.6%, to $2.0 million for year ended December 31, 1997 from $1.9 million for year ended December 31, 1996. This increase was primarily due to the growth in the Bank's deposit base as the result of the Bank's new branch office and was offset with a decrease in the average balance of borrowings from the FHLB-Boston. The growth in the deposit base consisted of a $2.8 million increase in average balances of interest-bearing checking accounts, and a $4.1 million increase in average balances of certificate of deposit accounts. These increases were partially offset by a decrease in the average cost of funds due to a $4.0 million decrease in FHLB advances, and a 32 basis point decrease in the average cost of FHLB advances to 5.83% for year ended December 31, 1997 from 6.15% for the year ended December 31, 1996.

      Net Interest Income. Net interest income increased $114,000, or 6.4%, to $1.9 million for the year ended December 31, 1997 from $1.8 million for the same period in 1996. The increase was due to a combination of an increase in average interest-earning assets in excess of interest-bearing liabilities of $1.8 million, offset by the effect of a 31 basis point decline in the interest rate spread which decreased to 3.44% from 3.75%.

      Provision (Credit) for Possible Loan Losses. The Bank experienced a credit to income of $90,000 from a reduction in the Bank's allowance for loan losses for the year ended December 31, 1997 resulting in a decrease in the provision for possible loan losses of $104,000 from the prior year's level of $14,000. The reduction in the allowance was based on management's evaluation of existing real estate market conditions, improvement in the level of charge-offs, classified assets and recoveries of $128,000 in charged-off loans for the year ended December 31, 1997 as well as the relative stabilization of general economic conditions in the Bank's primary market area. The increased
values in properties also resulted in increased collateral margins.   Non-
performing loans decreased $277,000, or 70.7%, to $115,000 for the year ended December 31, 1997 from $392,000 for the year ended December 31, 1996, as the result of prepayment of certain loans on a non-accrual status.

      Non-Interest Income. Non-interest income increased $261,000, or 117%, to $485,000 for the year ended December 31, 1997 from $224,000 for the year ended December 31, 1996. This increase was primarily due to a $192,000 increase on the sale of loans available-for-sale due to improved product pricing, operating efficiency and improved quality control. Additionally, the Bank realized losses of $35,000 on unlocked loans due to a decline in interest rates. The increase was also due to a $33,000 increase in customer service fees due to an increased volume of checking accounts and fee increases, and a $19,000 gain on the sale of available-for-sale securities.

      Non-Interest Expense.  Non-interest expense for the year ended
December 31, 1997 increased $218,000, or 12.4%, to $2.0 million from $1.8 million for the year ended December 31, 1996. This increase was primarily due to a $231,000 increase in salaries and employee benefits as a result of a full years expense relating to increased personnel for the Bank's new branch office and new loan origination office which opened during 1996. Occupancy and equipment increased $14,000, or 5.1%, as the result of depreciation and general operating costs resulting from the opening of the new branch office.

      Income Tax Expense. Income tax expense increased $86,000, or 169%, to $137,000 for the year ended December 31, 1997 from $51,000 for the year ended December 31, 1996. The effective tax rates for the years ended December 31, 1997 and 1996 were 27.2% and 21.0%, respectively, which are below the statutory rate due to the utilization of the valuation reserve.

Liquidity and Capital Resources

      The Bank's primary sources of funds are deposits, principal and interest payments on loans and proceeds from maturing securities and borrowings from FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The primary investing activities of the Bank are the origination of primarily residential one-to four-family mortgage loans and, to a lesser extent, multi-family and commercial real estate loans, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturing of investment securities, deposit growth and the utilization of FHLB advances. During the years ended December 31, 1998 and 1997, the Bank's loan originations totaled $81.0 million, and $37.3 million, respectively. For the years ended December 31, 1998 and 1997, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $7.7 million and $5.0 million, respectively. The Bank experienced a net increase in total deposits of $14.0 million and $8.7 million for the years ended December 31, 1998 and 1997, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At
December 31, 1998, the Bank had $4.2 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $8.8 million at December 31, 1998. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totaled $6.8 million. From December 31, 1997 to December 31, 1998, the Bank experienced a 75.3% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $7.5 million, or 15.9% of adjusted assets, which is above the required level of $1.8 million, or 4.00%, and risk-based capital of $8.0 million, or 17.0% of adjusted assets, which is above the required level of $3.7 million, or 8.00%.

      The capital injection from the Conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and the expansion of facilities.
 Specifically, the Bank expects to incur capital expenditures of approximately $2.0 million in connection with the establishment of a de novo branch office and relocation of its administrative offices, and approximately $180,000 in connection with achieving Year 2000 compliance and upgrading its related technology systems.

Year 2000 Compliance

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. In addressing the year 2000, the Bank has adopted a "Year 2000 Policy" and has broken down the process into six steps: awareness, inventory, assessment, conversion and implementation, testing and contingency.

      The Bank has substantially completed its awareness phase with the exception of its ongoing task of notifying its customers and shareholders of its preparedness. The Bank has also completed its inventory phase. During the inventory phase the Bank identified all hardware and software applications as well as vendor and service providers. The various systems identified were then prioritized in consideration of their overall importance of use to the Bank. During the conversion and implementation phase, the Bank has replaced all internal systems which were deemed critical or necessary to the Bank's operation.

      While the Bank maintains an internal computer system for certain operating functions, the substantial majority of the Bank's data processing is out-sourced to a third party. The Bank has reviewed the Year 2000 compliance of its third party data processing vendor. In connection with such review, the Bank determined that its current third party data processing vendor is not Year 2000 compliant and, accordingly, has formally agreed to engage a new third party data processing vendor. Such new third party vendor has provided the Bank with written assurances that the system and the software which it is licensed to use are Year 2000 compliant. The Bank's new third party data processor has begun to test the integration of the system with its licensed software to ensure that the integrated system will be Year 2000 compliant, together, and expects to achieve such compliance by March 31, 1999. The Bank began utilizing such third party vendor's services on March 22, 1999.

      The Bank has completed the internal portion of its testing phase. The Bank expects to complete the external portion of the testing plan by March 31, 1999. During the contingency phase, the Bank will identify alternative systems for all critical and necessary systems, which are not compliant and tested by March 31, 1999. The Bank expects to identify appropriate business responses to all critical core processes by June 30,1999.

      The Bank's operations may also be affected by the Year 2000 compliance of its significant customers, suppliers and other vendors. The Bank's loan portfolio consists primarily of loans on residential and mixed use properties whose cash flows depended on payments of leases by tenants that are unlikely to be materially affected by Year 2000 issues. The Bank has reviewed its loan relationships and has determined that it does not have any material amount of loans to individuals or entities that are susceptible to Year 2000 issues such that their noncompliance with Year 2000 issues will materially
affect their ability to repay such loans.   New loan relationships are
reviewed for potential year 2000 implications during the underwriting process

      Although the Bank has contacted each of its significant suppliers and vendors it continues to monitor their progress, the Bank does not currently have complete information concerning the compliance status of its significant suppliers and other vendors. The Bank's business or operations could be adversely affected if any of the Bank's significant customers and suppliers do not successfully achieve Year 2000 compliance in a timely manner. However, management believes that the Bank's own internal system, networks and resources would allow the Bank to effectively operate and service its customers in the event its significant vendors do not achieve satisfactory year 2000 compliance. In addition, If significant suppliers fail to meet Year 2000 operating requirements, the Bank intends to engage alternative suppliers. In the event that the Bank's progress towards becoming Year 2000 complaint is deemed inadequate, regulatory action may be undertaken.

      The Bank is currently engaging in an upgrade of its technology systems in addition to implementing its Year 2000 policy. To date, the Bank has expended approximately $80,000 on Year 2000 issues and related technology updates. In addition, the Bank has estimated that it will spend another $100,000 in connection with the future costs associated with achieving Year 2000 compliance and its related technology systems upgrade. Approximately $69,000 of the past and $95,000 of the future expenses represent upgrades to the Bank's general ledger and data processing systems. The cost of these systems will be capitalized and depreciated over their expected useful life.
 While the Bank cannot estimate the costs and expenses associated with hiring new vendors and suppliers, management believes that such costs would not have a material impact on the Bank's earnings or results of operations.

Impact of Inflation and Changing Prices

      The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Accounting Standards

      The Bank will be required to account for the ESOP under SOP 93-6. SOP 93-6 measures compensation expense recorded by employers for leveraged ESOPs using the fair value of ESOP shares. Under SOP 93-6, the Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Bank's ESOP shares differ from the cost of such shares, this differential will be charged or credited to equity. Employers with internally leveraged ESOPs will not report the loan receivable from the ESOP as an asset and will not report the ESOP debt as a liability. See "Management of the Bank--Other Benefit Plans--Employee Stock Ownership Plan."

      In November 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either the new fair value based method, or the current accounting prescribed by Accounting Principles Board ("APB") Opinion 25, using the intrinsic value based method of accounting for its stock-based compensation arrangements.
SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in APB Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, (e.g., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights). SFAS No. 123 also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provisions of SFAS No. 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years then beginning after December 15, 1995. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995, however, disclosure of the pro forma net earnings and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected is required for all awards granted in fiscal years beginning after December 31, 1994. The Company expects to account for its stock-based compensation arrangements as prescribed in APB Opinion 25 upon the consummation of the Conversion.

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which supersedes FASB Statements No. 76, "Extinguishments of Debt," and No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." This statement amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and amends and extends to all servicing assets and liabilities, the accounting standards for mortgage servicing rights not set forth in SFAS No. 65, and supersedes SFAS No. 122.
 SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS No. 125 further requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values on the date of the transfer. SFAS No. 125 also requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them to certain circumstances in which the secured party has taken control of those assets. SFAS No. 125 requires that a liability be derecognized if and only if either (i) the debtor pays the creditor and is relieved of its obligation or the liability of (ii) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997, and was adopted by the Bank on January 1, 1997. Such adoption was not material to the Bank.

      In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. This Statement continues the previous disclosure requirements found in APB Opinions No. 10, "Omnibus Opinion -1996," and No. 15, "Earnings Per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations" and eliminates the exemption of nonpublic entities from certain disclosure requirements of Opinion 15. Additionally, this Statement consolidates capital disclosure requirements for ease of retrieval and greater visibility to nonpublic entities. This Statement is effective for financial statements for periods ending after December 15, 1997 and is not expected to have a material impact on the Company.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income is defined in FASB Concepts Statement 6 as the "change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Statement is effective for fiscal years beginning after December 15, 1997 and was adopted on January 1, 1998.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This Statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise."
 Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits. This Statement supersedes FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." This Statement is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the Company.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement amends FASB Statement No. 52, "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, "Accounting for Futures Contracts,"
No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends Statement No. 107, "Disclosures about Fair Value of Financial Instruments" to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Form of accountant letterhead
-----------------------------

Report of Independent Certified Public Accountants
--------------------------------------------------


Board of Directors
Massachusetts Fincorp, Inc. and Subsidiaries


      We have audited the consolidated balance sheet of Massachusetts Fincorp, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Massachusetts Co-operative Bank as of December 31, 1997 and for the years ended December 31, 1997 and 1996, were audited by other auditors whose report dated March 6, 1998, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Massachusetts Fincorp, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


Boston, Massachusetts
February 12, 1999


                        INDEPENDENT AUDITORS' REPORT



The Finance Committee
Massachusetts Co-operative Bank
Dorchester, Massachusetts

We have audited the accompanying balance sheet of Massachusetts Co-operative Bank as of December 31, 1997, and the related statements of income and comprehensive income, changes in surplus and cash flows for each of the years in the two year period ended December 31, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Massachusetts Co-operative Bank as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/WOLF & COMPANY, P.C.


Boston, Massachusetts
March 6, 1998


ITEM 7.    FINANCIAL STATEMENTS


                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS


                                                     December 31,
                                              --------------------------
                                                  1998           1997
                                              --------------------------

ASSETS
Cash and due from banks                       $   708,827    $ 1,320,315
Federal funds sold                              1,760,909        172,518
                                              --------------------------
    Total cash and cash equivalents             2,469,736      1,492,833

Securities available for sale                   7,403,857      3,022,890
Securities held to maturity                     1,308,286      2,979,113
Federal Home Loan Bank Stock, at cost             762,800        762,800
Mortgages loans held for sale                   6,335,665      3,185,120

Loans                                          51,801,597     41,614,930
Less:  allowance for possible loan losses        (524,924)      (349,404)
                                              --------------------------
    Loans, net                                 51,276,673     41,265,526

Banking premises and equipment, net.            1,206,459      1,200,551
Accrued interest recievable                       350,054        322,257
Due from Co-operative Central Bank                242,850        242,850
Other assets                                      276,740        156,549
                                              --------------------------
                                              $71,633,120    $54,630,489
                                              ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                      $56,992,800    $42,667,742
Federal Home Loan Bank borrowings               4,210,889      6,435,707
Mortgagor's escrow accounts                       292,944        263,368
Accrued expenses and other liabilities            633,277        277,154
                                              --------------------------
    Total liabilities                          62,129,910     49,643,971
                                              --------------------------

Commitments and contingencies

Preferred stock, par value $.01 per share,
 500,000 shares authorized                              -              -
Common stock par value $.01 per share,
 2,500,000 shares authorized;
 545,481 shares issued and outstanding              5,455              -
Additional paid in capital                      4,885,076              -
Unallocated ESOP shares                          (392,742)             -
Retained earnings                               5,003,347      4,932,838
Accumulated other comprehensive income              2,074         53,680
                                              --------------------------
Total Shareholders' equity                      9,503,210      4,986,518
                                              --------------------------
                                              $71,633,120    $54,630,489
                                              ==========================


The accompanying notes are an integral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                Years ended December 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         --------------------------------------

Interest and dividend income:
  Interest and fees on loans                             $4,070,807    $3,359,390    $3,243,577
  Interest  on investments                                  445,330       311,261       347,558
  Dividends on investments                                   69,222        59,379        42,080
  Interest on short-term investments                         20,367        81,666         6,699
  Interest on federal funds sold                             72,704        44,585        34,228
                                                         --------------------------------------
      Total interest and dividend income                  4,678,430     3,856,281     3,674,142
                                                         --------------------------------------
Interest expense:
  Interest on deposit accounts                            2,181,351     1,583,437     1,248,032
  Interest on borrowed funds                                259,189       372,583       640,201
                                                         --------------------------------------
      Total interest expense                              2,440,540     1,956,020     1,888,233
                                                         --------------------------------------
Net interest income                                       2,237,890     1,900,261     1,785,909
Provision (credit) for possible loan lossses                 87,413       (90,000)       14,148
                                                         --------------------------------------
Net interest income, after provision (credit)
 for possible loan losses                                 2,150,477     1,990,261     1,771,761
                                                         --------------------------------------

Other income:
  Customer service fees                                     155,275       176,794       143,693
  Loan fees and gain on sale of loans
   and loan servicing rights                                422,539       211,724        20,475
  Net gain  on sales of securities available for sale        35,446        42,439        23,798
  Co-operative Central Bank Share Insurance Fund
   special dividend                                          36,075        34,816        31,801
  Miscellaneous                                              83,557        19,316         4,747
                                                         --------------------------------------
      Total other income                                    732,892       485,089       224,514
                                                         --------------------------------------

Operating expenses:
  Salaries and employee benefits                          1,435,175     1,115,585       884,717
  Occupancy and equipment                                   320,715       286,250       272,417
  Data processing                                           148,595       135,727       133,196
  Foreclosed real estate, net                                     -       (24,991)      (35,491)
  Contributions.                                            268,436         6,475         5,837
  Other general and administrative                          610,222       451,770       492,441
                                                         --------------------------------------
      Total operating expenses                            2,783,143     1,970,816     1,753,117
                                                         --------------------------------------
Income before income tax provision                          100,226       504,534       243,158
Income tax provision                                         29,719       137,000        51,000
                                                         --------------------------------------
Net income                                                   70,507       367,534       192,158
                                                         ======================================

Other comprehensive income (loss), net of tax:
  Unrealized gains (loss) on securities:
    Unrealized holding gains (loss) arising
     during the period                                      (26,651)       49,842        18,443
Less:  reclassification adjustment for (gains)
        losses included in net income                       (24,954)      (25,463)      (14,279)
                                                         --------------------------------------
Other comprehensive income (loss), net of tax               (51,605)       24,379         4,164
                                                         --------------------------------------
Comprehensive income                                     $   18,902    $  391,913    $  196,322
                                                         ======================================

Basic and diluted earnings per share                          NM
Weighted average common shares outstanding - basic
 and diluted                                                  NM


The accompanying notes are an integral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                Years ended December 31, 1998, 1997 and 1996


                                                                                                     Accumulated
                                                                                     Unallocated        Other
                                               Common      Paid-in      Retained     ESOP           Comprehensive
                                               Stock       Capital      Earnings     Shares         Income(Loss)       Total
                                               --------------------------------------------------------------------------------

Balance at December 31, 1995                   $    -    $        -    $4,373,146      $      -        $25,137      $4,398,283
Net income for the year ended
 December 31, 1996                                  -             -       192,158             -              -         192,158
Other comprehensive income, net of tax              -             -             -             -          4,164           4,164
                                               -------------------------------------------------------------------------------
Balance at December 31, 1996                        -             -     4,565,304             -         29,301       4,594,605
Net income for the year ended
 December 31, 1997                                  -             -       367,534             -             -          367,534
Other comprehensive income, net of tax              -             -             -             -         24,379          24,379
                                               -------------------------------------------------------------------------------
Balance at December 31, 1997                        -             -     4,932,838             -         53,680       4,986,518
Stock issued pursant to initial common
 stock offering                                 4,759     4,753,921             -             -              -       4,758,680
Issuance of 25,975 shares of common stock
 to the Massachusetts Charitable Foundation       260       259,490             -             -              -         259,750
Common Stock accquired by ESOP                    436       435,944             -             -              -         436,380
Unallocated  ESOP shares                            -             -             -      (392,742)             -        (392,742)
Expenses incurred for initial public offering       -      (564,278)            -             -              -        (564,278)
Net income for the year ended
 December 31, 1998                                  -             -        70,507             -              -          70,507
Other comprehensive income, net of tax              -             -             -             -        (51,605)        (51,605)
                                               -------------------------------------------------------------------------------
Balance at December 31, 1998                   $5,455    $4,885,077    $5,003,345     $(392,742)       $ 2,075      $9,503,210
                                               ===============================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Years ended December 31,
                                                     -----------------------------------------
                                                         1998           1997           1996
                                                     -----------------------------------------

Cash flow activities:
  Net income                                         $    70,507    $   367,534    $   192,158
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision (credit) for possible  loan losses          87,413        (90,000)        14,148
    Depreciation and amortization expense                133,847        139,357        131,146
    Net gain on sales of securities available
     for sale                                            (35,446)       (42,439)       (23,798)
    Net gain on sale of foreclosed real estate                 -        (41,366)       (40,315)
    Loans originated for sale                        (45,782,028)   (23,307,569)   (20,272,272)
    Principal balance on loans sold                   45,877,138     21,520,021     19,234,391
    Amortization of deferred loan (fee) costs            (36,127)       (21,244)         9,847
    Amortization of investment securities,
     net of accretion                                     27,547         13,977         17,866
    Increase in accrued interest receivable              (27,798)       (35,384)        (1,323)
    Decrease (increase) in other assets                 (120,191)       (11,116)       362,632
    Deferred tax (benefit)                              (102,000)       (34,000)       (44,000)
    Increase (decrease) in accrued expenses
     and other liabilities                              (356,123)       (76,607)       203,818
                                                     -----------------------------------------

      Net cash (used) provided by operating
       activities                                       (263,261)    (1,618,836)      (215,702)
                                                     -----------------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale           (7,452,433)    (1,307,210)      (198,952)
  Purchase of securities held to maturity               (860,041)    (3,989,706)             -
  Proceeds from maturities of securities
   available for sale                                    500,000      2,077,469        750,000
  Proceeds from maturities of securities
   held to maturity                                    1,504,749      1,000,938              -
  Proceeds from sales and calls of securities
   Available for sale                                  2,480,076      1,048,085        114,997
  Proceeds from calls of securities held
   to maturity                                         1,000,000              -              -
  Purchase of Federal Home Loan Bank stock                     -              -       (376,600)
  Principal payments received on mortgage-backed
   securities                                                  -         94,910        165,048
  Loan (originations)/ principal payments, net        (6,941,651)    (2,487,633)    (6,580,283)
  Proceeds from sales of foreclosed real estate                -        581,330      1,020,876
  Rent payments (disbursements) on real estate
   In possession, net                                          -              -         (1,336)
  Purchase of banking premises and equipment            (146,215)       (57,549)    (1,010,628)
                                                     -----------------------------------------

      Net cash used  by investing
       activities                                     (9,915,515)    (3,039,366)    (6,116,878)
                                                     -----------------------------------------

Cash flows from financing activities:
  Proceeds from sale of stock, net of expenses         4,890,532              -              -
  Net increase in deposits                            14,325,058      8,793,273      1,856,049
  Net increase (decrease) in Federal Home
   Loan Bank advances with maturities less
   than three months                                     619,000        837,000       (191,263)
  Federal Home Loan Bank advances with maturities
   in excess of three months                           1,592,483      2,500,000     10,000,000
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months         (10,241,818)    (8,506,559)    (4,450,000)
  Net increase (decrease) in mortgagor's
   escrow accounts                                       (29,576)       (86,293)       106,680
                                                     -----------------------------------------

      Net cash provided by financing activities       11,155,679      3,537,421      7,321,466
                                                     -----------------------------------------

Net change in cash and cash equivalents                  976,903     (1,120,781)       988,886

Cash and cash equivalents at beginning of period       1,492,833      2,613,614      1,624,728
                                                     -----------------------------------------

Cash and cash equivalents at end of period           $ 2,469,736    $ 1,492,833    $ 2,613,614
                                                     =========================================

Supplementary Information
  Interest paid on deposit accounts                  $ 2,181,351    $ 1,583,437    $ 1,248,032
  Interest paid on borrowed funds                        256,721        409,133        613,614
  Income tax payments (refunds), net                     153,542         91,269        (76,194)
  Transfer from loans to foreclosed real estate                -              -        256,698


The accompanying statements are an integral part of these consolidated financial statements.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Conversion to Stock Form of Ownership
--------------------------------------------------

Massachusetts Fincorp, Inc. (the "Company") was incorporated under Delaware law on July 10, 1998 for the purpose of acquiring the stock of Massachusetts Co-operative Bank (the "Bank") upon the Bank's conversion from a cooperative savings bank to a stock Massachusetts-chartered co-operative Bank (the "Conversion") on December 22, 1998. Prior to that date the company had minimal assets and liabilities. The Company also has an ESOP funding subsidiary, MCB Funding.

The Bank is a community-oriented co-operative bank organized in 1908 as The Massachusetts Co-operative Bank. The Bank's principal business consists accepting deposits from the general public in the areas surrounding its two full-service banking offices and generating mortgage loans secured by one- to four-family residences and multi-family and commercial real estate. The bank also originates fixed rate residential mortgage loans for sale on the secondary market. The Bank operates through two full-service banking offices and two loan origination offices located in the greater Boston metropolitan area.

In connection with the conversion, the Company established a charitable foundation ("Foundation") with a contribution of 5% of the common stock of the company sold in the conversion. The Foundation will be dedicated to charitable purposes within the company's local community, including community development activities

Basis of Presentation and Consolidation
---------------------------------------

The consolidated financial statements include the accounts of Massachusetts Fincorp, Inc., and its wholly owned subsidiaries, Massachusetts Co-operative Bank and MCB Funding. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the deferred tax asset valuation reserve.

Reclassifications
-----------------

Certain amounts have in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include amounts due from banks and Federal funds sold.

Securities
----------

Securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. Securities classified as "available for sale" are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in determining comprehensive income and accumulated other comprehensive income/(loss) as a component of stockholders equity, net of tax effects.

Federal Home Loan Bank stock is reflected at cost.

Purchase premiums and discounts are recognized in interest income using a method that approximates the interest method over the terms of the investments. Declines in the value of held to maturity and available for sale securities that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.

Mortgage Loans Held for Sale
----------------------------

Mortgage loans originated for sale are carried at the lower of cost or aggregate fair value. Changes in valuation are charged against gain or loss on sale of mortgage loans. Gains or losses on sale of mortgage loans are recognized at time of sale.

Loans
-----

The loan portfolio consists of mortgage and other loans to the Company's customers located primarily in eastern Massachusetts. The ability of the Company's debtors to honor their contracts is dependent upon the economy in general and the real estate and construction economic sectors.

Loans are reported at the amount of unpaid principal less net deferred loan fees, unadvanced loan funds, and the allowance for loan losses.

Interest on loans is included in income as earned based on rates applied to the principal amounts outstanding. Interest is not accrued on loans that are identified as impaired or loans that are ninety days or more past due. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on all non-accrual loans is recognized only to the extent of interest payments received.

Loan origination and commitment fees and certain direct loan origination costs, applicable to mortgage loans, are deferred and the net amount is amortized to interest income over the contractual lives of the loans by the interest method. Fees and costs applicable to other loans are not material and are recognized in income as received or incurred.

Allowance for Possible Loan Losses
----------------------------------

The allowance for possible loan losses is established by a provision for possible loan losses charged to earnings and is maintained at a level considered adequate by management to provide for reasonably foreseeable loan losses. Loan losses are charged against the allowance when management believes the collectibility of the loan is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

A loan is considered impaired according to Statement of Financial Accounting Standard ("SFAS") No. 114 "Accounting by Creditors for Impairment of Loan," if based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by the fair value of the collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual loans held for sale and consumer loans for impairment disclosures.

Foreclosed Real Estate
----------------------

Foreclosed real estate includes both formally foreclosed property and property which the Company has taken physical possession without formal foreclosure proceedings. Foreclosed real estate is initially recorded at fair value at the date of acquisition. Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

Management periodically performs valuations, and an allowance for losses is established through a charge to earnings if the carrying value of a property exceeds its fair value less estimated costs to sell.

Banking Premises and Equipment
------------------------------

Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the term of the lease if shorter. Estimated useful lives of bank buildings are 10-40 years and equipment is 3-10 years.

It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

Marketing Costs
---------------

Marketing costs are expensed as incurred.

Income Taxes
------------

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank's base amount of its Federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

Employee Benefit Plans
----------------------

The Company has a Multi-employer defined benefit plan and a defined contribution plan covering substantially all employees. It is the Company's policy to fund pension plan costs in the year of accrual. The Company has an Employee Stock Ownership Plan (ESOP), covering eligible employees as defined by the ESOP. The Company records compensation expense in an amount equal to the fair value of shares committed to be released from the ESOP to employees. The Company sponsors a Supplemental Executive Retirement Plan
(SERP). The SERP is a nonqualified deferred compensation plan designed to make up lost ESOP benefits to designated participants.

Recent Accounting Pronouncements
--------------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information About Capital Structure," which is effective for the Company's 1998 financial statements. The Company's Disclosures comply with the provisions of this statement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997.
This Statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity income except investments by and distributions to shareholders. Net income is a component information, with all other components referred to in the aggregate as other comprehensive income. The Company's financial statements comply with the provisions of this statement.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company's 1998 financial statements. This statement establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has determined that its business is comprised of a single operating segment and that SFAS 131 has no material impact on its financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for the Company's 1998 financial statements. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Company's disclosures comply with the provisions of this statement.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to adopt this Statement effective January 1, 2000. Through December 31, 1998 the Company's use of derivatives has not been material.

NOTE B - SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:


                                                             December 31, 1998
                                           ----------------------------------------------------
                                                            Gross         Gross
                                           Amortized     Unrealized    Unrealized
                                              Cost          Gains        Losses      Fair Value
                                           ----------------------------------------------------

Securities Available for Sale
-----------------------------
  Debit securities:
  U.S. Government and Federal agency       $1,842,628      $ 18,685    $       -     $1,861,313
  Corporate                                 3,556,798           702      (63,285)     3,494,215
  Mortgage-backed                             988,164        38,399            -      1,026,563
                                           ----------------------------------------------------
  Total debt securitites                    6,387,590        57,786      (63,285)     6,382,091
  Marketable equity securities              1,012,688        47,303      (38,227)     1,021,764
                                           ----------------------------------------------------
    Total securities available for sale    $7,400,278      $105,089    $(101,512)    $7,403,855

Securitites Held to Maturity
----------------------------
  U.S. Government and Federal agency       $        -      $      -    $       -     $        -
  Corporate                                 1,308,286         5,402          (48)     1,313,640
                                           ----------------------------------------------------
    Total securities held to maturity      $1,308,286      $  5,402    $     (48)    $1,313,640
                                           ====================================================


                                                             December 31, 1997
                                          -----------------------------------------------------
                                                            Gross         Gross
                                           Amortized     Unrealized    Unrealized
                                              Cost          Gains        Losses      Fair Value
                                           ----------------------------------------------------

Securities Available for Sale
-----------------------------

Debt securities:
  U.S. Government and Federal agency       $1,340,043      $ 14,375    $ (2,077)     $1,352,341
  Mortgage-backed                           1,014,897        32,305      (2,861)      1,044,341
                                           ----------------------------------------------------
    Total debt securities                   2,354,940        46,680      (4,938)      2,396,682

Marketable equity securities                  575,270        62,833     (11,895)        626,208
                                           ----------------------------------------------------

    Total securities available for sale    $2,930,210      $109,513    $(16,833)     $3,022,890
                                           ====================================================
Securities Held to Maturity

U.S. Government and Federal agency         $1,499,025      $  1,260    $      -      $1,500,285
Corporate                                   1,480,088         3,343        (578)      1,482,853
                                           ----------------------------------------------------
Total securities held to maturity          $2,979,113      $  4,603    $   (578)     $2,983,138
                                           ====================================================


The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:


                                                   December 31, 1998
                                  --------------------------------------------------
                                     Available for Sale          Held to Maturity
                                  ------------------------    ----------------------
                                  Amortized        Fair       Amortized        Fair
                                     Cost          Value         Cost          Value
                                  --------------------------------------------------

Within 1 year                     $  551,978    $  550,473    $  773,427    $  773,900
Over 1 year through 5 years        1,377,337     1,377,842       534,859       539,740
After 5 years through 10 years     1,041,076     1,058,139             -             -
After 10 years                     2,429,035     2,369,074             -             -
                                  ----------------------------------------------------
                                   5,399,426     5,355,528     1,308,286     1,313,640

Mortgage-backed securities           988,164     1,026,563             -             -
                                  ----------------------------------------------------
Total Securities                  $6,387,590    $6,382,091    $1,308,286    $1,313,640
                                  ====================================================


Sales and calls of securities available for sale are summarized as follows:


                                           Years ended December 31,
                                     ------------------------------------
                                        1998          1997         1996
                                     ------------------------------------

Proceeds from sales and calls        $4,756,639    $1,048,085    $114,997
Gross gains from sales and calls         75,733        67,259      23,798
Gross losses from sales and calls        40,288        24,820           -


As a member of the Federal Home Loan Bank of Boston ("FHLBB") the Bank is required to invest in $100 par value stock of the FHLBB in an amount equal to 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLBB, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLBB an amount equal to the par value of the stock. As of December 31, 1998 and 1997 the bank had investments in FHLBB stock of $762,800. Such investment is reflected separately in the Consolidated Statements of Financial Condition.

NOTE C - LOANS

A summary of the balances of loans follows:


                                                    December 31,
                                             ---------------------------
                                                1998            1997
                                                ----            ----

Real estate mortgage loans:
  Adjustable rate                            $27,328,448     $26,977,594
  Fixed rate                                  22,382,582      11,078,815
  Construction loans                          11,079,041       5,006,181
  Equity lines of credit                         403,994         560,375
                                             ---------------------------
                                              61,194,065      43,622,965

Less:  Net deferred loan fees                   (145,973)        (56,653)
        Unadvanced loan funds                 (3,068,151)     (2,181,229)
                                             ---------------------------
       Net real estate mortgage loans         57,979,941      41,385,083
                                             ---------------------------

Other loans:
  Personal                                        82,752         112,882
  Unsecured                                       36,447          40,697
  Collateral                                      38,122          76,268
                                             ---------------------------
    Total other loans                            157,321         229,847
                                             ---------------------------

    Total loans                               58,137,262      41,614,930

Less: allowance for possible loan losses        (524,924)       (349,404)
                                             ---------------------------

    Loans, net                               $57,612,338     $41,265,526
                                             ===========================


Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal of mortgage loans serviced for others was $3,761,875 and $3,412,215 at December 31, 1998 and 1997, respectively. All loans serviced for others were sold without recourse provisions.

An analysis of the allowance for possible loan losses for the periods indicated follows:


                                                     Years ended December 31,
                                                -----------------------------------
                                                  1998         1997         1996
                                                  ----         ----         ----

Balance at beginning of period                  $349,404     $322,497     $ 299,606
Provision (credit) for possible loan losses       87,413      (90,000)       14,148
Recoveries                                        89,121      127,830       181,621
Loans charged-off                                 (1,014)     (10,923)     (172,878)
                                                -----------------------------------

Balance at end of period                        $524,924     $349,404      $322,497
                                                ===================================


At December 31, 1998and 1997, the recorded investment in impaired loans totaled $355,870 and $99,049 respectively, for which there was no valuation allowance.

No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 1998, 1997, and 1996 the average recorded investment in impaired loans amounted to $214,890, $182,896, and $289,989, respectively. Interest income recognized on impaired loans was $19,978, $4,912, and $4,450 for the years ended December 31, 1998, 1997 and 1996, respectively. Note that all impaired loans are real estate mortgages.

Non-accrual loans totaled $172,736,and $114,566 at December 31, 1998 and 1997, respectively. If interest payments on all non-accrual loans for the years ended December 31, 1998, 1997 and 1996 had been made in accordance with original loan agreements, interest income of approximately $8,000, $9,000 and $38,000 would have been recognized on loans compared to interest income actually recognized of approximately $0, $8,000, and $23,000, respectively.

NOTE D - FORECLOSED REAL ESTATE

Foreclosed real estate expenses (income) include the following:


                                                           Years ended December 31,
                                                       --------------------------------
                                                       1998       1997          1996
                                                       ----       ----          ----

Gain on sale of foreclosed real estate, net            $  -     ($41,366)     ($40,315)
Operating expenses, net of rental income                  -       16,375         4,824
                                                       -------------------------------

Net expense (recovery) from foreclosed real estate     $  -     ($24,991)     ($35,491)
                                                       ===============================


NOTE E - BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises, leasehold improvements and equipment and their estimated useful lives is as follows:


                                          Years ended December 31,
                                          -------------------------      Estimated
                                             1998           1997        Useful Lives
                                             ----           ----        ------------

Banking Premises:
  Land                                    $  170,000     $  170,000
  Building and leasehold improvements      1,030,073        980,307     10 - 40 years
Equipment                                    807,951        720,116      3 - 10 years
                                          -------------------------
                                           2,008,024      1,870,423

Less: accumulated depreciation
 and amortization                           (801,565)      (669,872)
                                          -------------------------

Net banking premises                      $1,206,459     $1,200,551
                                          =========================


Total depreciation and amortization expense amounted to $133,847, $139,357 and $131,146 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE F - DEPOSITS

A summary of deposit balances, by type, is as follows:


                                                December 31,
                                         --------------------------
                                             1998           1997
                                         --------------------------

Demand                                   $ 4,100,588    $ 3,158,297
NOW                                       13,815,457      7,158,012
Money market accounts                        752,167      1,002,925
Regular and other savings                  9,700,906      9,623,208
                                         --------------------------
    Total non-certificate accounts        28,369,118     20,942,442
                                         --------------------------

Term certificates of $100,000 or more      8,554,978      6,120,848
Term certificates less than $100,000      20,068,704     15,604,452
                                         --------------------------
    Total term certificates               28,623,682     21,725,300
                                         --------------------------
    Total deposits                       $56,992,800    $42,667,742
                                         ==========================


Interest expense on deposit balances is summarized as follows.


                                    Years ended December 31,
                             --------------------------------------
                                1998          1997          1996
                             --------------------------------------

Regular and other savings    $  191,062    $  244,032    $  240,060
NOW                             488,038       173,104        48,860
Money market accounts            21,175        27,864        33,046
Term certificates             1,481,076     1,138,437       926,066
                             --------------------------------------
                             $2,181,351    $1,583,437    $1,248,032
                             ======================================


A summary of term certificates by maturity is as follows:


                                             December 31,
                           ------------------------------------------------
                                     1998                       1997
                           -----------------------    ---------------------
                                          Weighted                 Weighted
                                          Average                   Average
                              Amount        Rate         Amount       Rate
                           ------------------------------------------------

Within 1 year              $24,520,449      5.5%      $15,399,624     5.5%
Over 1 year to 2 years       3,799,189      5.3         4,600,447     5.8
Over 2 years to 3 years        216,173      5.2         1,692,907     5.8
Over 3 years to 4 years.        24,492      5.7             6,289     5.5
Over 4 years                    63,379      4.8            26,033     5.7

Total Term Certificates    $28,623,682      5.5%      $21,725,300     5.6%
                           ===========                ===========


The Federal Reserve Bank requires that the Bank maintain average reserve balances. The average amount of these reserve balances for the year ended December 31, 1998 was approximately $537,481.

NOTE G - FEDERAL HOME LOAN BANK BORROWINGS

A summary of borrowed funds consisting of advances from the Federal Home Loan Bank of Boston, by maturity, is as follows:


                                                   December 31,
                             ---------------------------------------------------------
                                        1998                           1997
                             --------------------------     --------------------------
                                             Weighted                       Weighted
                                              Average                        Average
                               Amount          Rate           Amount          Rate
                               ------        --------         ------        --------

Within 1 year                $2,000,000     5.40%-5.58%     $4,500,000     5.18%-5.81%
Over 1 year to 3 years        1,000,000        8.11                  -           -
Over 3 years to 5 years         500,000        5.60          1,000,000        8.11
Over 5 years                     92,483        4.00             98,707        4.00
Overnight line of credit        619,000        5.40            837,000        7.05
                             ----------                     ----------

    Total borrowings         $4,211,483                     $6,435,707
                             ==========                     ==========


All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and Federal agency securities. Borrowings under the variable rate overnight line of credit are limited to $4,300,000 as of December 31, 1998 and 1997.

NOTE H - INCOME TAXES

Allocation of Federal and state income taxes between current and deferred portions, is as follows:


                                   Years ended December 31,
                               -------------------------------
                                 1998        1997        1996
                               -------------------------------

Current tax provision:
  Federal                      $105,000    $116,000    $15,000
  State                          12,000      55,000     80,000
                               -------------------------------
                                117,000     171,000     95,000

Deferred tax (benefit):
  Federal                       (82,000)     61,000    (29,000)
  State                         (20,000)          -          -
                               -------------------------------
                               (102,000)     61,000    (29,000)
                               -------------------------------

Change in valuation reserve           -     (95,000)   (15,000)
                               -------------------------------
                               $ 15,000    $137,000    $51,000
                               ===============================


The reasons for the differences between the effective tax rates and the statutory Federal income tax rate are summarized as follows:


                                             Years ended December 31,
                                             ------------------------
                                             1998      1997      1996
                                             ------------------------

Tax provision at statutory rate              34.0%     34.0%     34.0%
Increase (decrease) resulting from:
  State taxes, net of Federal tax benefit     8.0       7.2       8.2
  Change  in valuation reserve.               0.0      (7.4)     (6.1)
  Tax credits                               (22.5)    (11.3)     (9.4)
  Other, net                                 (4.2)      4.7      (5.7)
                                             ------------------------
Effective tax rates                          15.3%     27.2%     21.0%
                                             ========================


The components of the net deferred tax asset are as follows:


                                    December 31,
                                --------------------
                                  1998        1997
                                --------------------

Deferred tax asset:
  Federal                       $241,000    $153,000
  State                           59,000      45,000
                                 300,000     198,000
  Valuation reserve on asset    (109,000)   (109,000)
                                 191,000      89,000
Deferred tax liability:
  Federal                        (10,000)    (36,000)
  State                           (2,000)    (14,000)
                                 (12,000)    (50,000)
                                --------------------
Net deferred tax asset          $179,000    $ 39,000
                                ====================


The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                December 31,
                                                         -------------------------
                                                            1998           1997
                                                            ----           ----

Net unrealized gain on securities available for sale     $  (1,000)     $ (39,000)
Depreciation                                                 6,000          9,000
Deferred loan fees                                           8,000         23,000
Allowance for loan losses                                  168,000        132,000
Other tax loss carryovers                                  110,000         27,000
Other                                                       (3,000)        (4,000)
                                                         ------------------------
                                                           288,000        148,000
Valuation reserve                                         (109,000)      (109,000)
                                                         ------------------------

Net deferred tax asset                                   $ 179,000      $  39,000
                                                         ========================


The valuation reserve decreased by $0 and $122,000 for the years ended December 31, 1998 and 1997, respectively. The decreases were the result of the utilization of previously unrecorded tax benefits that were used to offset current year's taxable income. In addition, included in the 1997 decrease is a $27,000 benefit that was the result of the expiration of capital loss carry forwards.

The Federal income tax reserve for loan losses at the Bank's base year amounted to approximately $1,208,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which it is used. As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of approximately $495,000 has not been provided.

Tax benefits totaling $17,200 from capital loss carryforwards and alternative minimum tax credits were realized in 1998.

For the years ended December 31, 1998, 1997 and 1996, the tax expense (benefit) allocated to the components of comprehensive income amounted to $(12,542), $49,792, and $(3,720), respectively, for unrealized holding gains arising during the period and $10,492, $(16,976), and $(9,519) respectively, for the reclassification adjustment for gains (losses) realized in net income.

NOTE I - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Company met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, it must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company and Bank's actual capital amounts and ratios as of December 31, 1998 and 1997 are also presented in the tables.


                                                                         Minimum To Be Well
                                                                         Capitalized Under
                                                 Minimum for Capital     Prompt Corrective
                                Actual            Adequacy Purposes      Action Provisions
                           -----------------     -------------------     ------------------
                           Amount      Ratio      Amount      Ratio       Amount     Ratio
                           ------      -----      ------      -----       ------     -----
                                                (Dollars in Thousands)

--------------------------
December 31, 1998
--------------------------
Total Capital to Risk
  Weighted Assets Bank     $ 8,019     17.0%      $ 3,774      8.0%       $4,717     10.0%
  Consolidated              10,026     21.7%        3,694      8.0%            -        -

Tier 1 Capital to Risk
  Weighted Assets Bank       7,494     15.9%        1,887      4.0%        2,830      6.0%
  Consolidated               9,501     20.5%        1,847      4.0%            -        -

Tier 1 Capital to
  Average Assets Bank        7,494     11.7%        2,564-     4.0%-       3,205      5.0%
                                                    3,205      5.0%

  Consolidated               9,501     14.8%        2,564-     4.0%-           -        -
                                                    3,205      5.0%

--------------------------
December 31, 1997
--------------------------
Total Capital to Risk
  Weighted Assets           $5,282     15.4%       $2,745      8.0%       $3,431     10.0%

Tier 1 Capital to Risk
  Weighted Assets            4,933     14.4%        1,372      4.0%        2,059      6.0%

Tier 1 Capital to
  Average Assets             4,933      9.5%        2,086-       4%-       2,607      5.0%
                                                    2,607      5.0%


NOTE J - PENSION PLANS

The Company provides for pension benefits for its eligible employees through membership in the Co-operative Companies Employees Retirement Association defined benefit pension plan. Each full time employee reaching the age of 21 and having completed six months of service automatically becomes a participant in the retirement plan. Part-time employees must complete 1,000 hours of service in one consecutive twelve-month period beginning with such employee's date of employment to automatically become a participant in the retirement plan. Participants become fully vested when credited with five years of service measured from their date of participation.

The plan is a multiemployer plan whereas the contributions by each Company are not restricted to provide benefits for employees of the contributing Company and information on the Company's share of the actuarial present value of accumulated plan benefits and the net assets at fair value available for benefits is not determinable. Total pension expense amounted to $136,360, $62,041 and $57,675 for the years ended December 31, 1998,1997,and 1996, respectively.

In addition to the defined benefit plan, the Company adopted a Section 401(k) plan that provides for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. The Company will match the employee's voluntary contribution up to five percent of their compensation. Contributions made by the Company amounted to $52,165, $34,754, $26,083 for the years ended December 31, 1998, 1997 and 1996, respectively.

On December 22, 1998, the Company's ESOP purchased 43,638 shares of common stock for $436,380. These funds were obtained by the ESOP through a loan from MCB Funding. Annual payments are approximately $59,803 with interest at 7.5%. The Company's contributions are the primary source of funds for repayment of the loan. Interest expense incurred on the ESOP debt totaled $834 for 1998. Compensation expenses related to the ESOP amounted to $59,803 for 1998. This included contributions in excess of amounts required to service the ESOP debt of $16,000. There were no dividend payments on unallocated shares. The shares held by the ESOP are as follows; Allocated shares 4,364, unallocated shares 39,274, total shares 43,638. The fair value of the unallocated shares as of December 31, 1998 was $392,740.

Supplemental Executive Retirement Benefits

The Company maintains agreements to provide supplemental retirement benefits to certain executive officers. Total expense for benefits payable under the agreement totaled $0.for the year ended December 31, 1998. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 1998 totaled $0.

NOTE K - COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the financial statements.

Loan Commitments
----------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 1998 and 1997, the following financial instruments were outstanding whose contract amounts represent credit risk:


Commitments to grant loans                    $8,783,340    $2,355,376
Unadvanced funds on equity lines of credit       260,143       202,418


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Funds disbursed under these financial instruments are collateralized by real estate. Commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. At December 31, 1998 and 1997, the Company had commitments to sell loans of $6,335,665 and $3,029,670, respectively. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to the investors. Loans are sold without recourse and, accordingly, risks arise principally from movements in interest rates.

Operating Lease Commitments
---------------------------

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1998, pertaining to banking premises and equipment, future minimum rent commitments are as follows:


                   Year ending
                   December 31,

                       1999          $30,365
                       2000           19,098
                       2001           17,500
                       2002           17,500
                       2003            7,292
                                     -------
                                     $91,755
                                     =======


Rent expense was $43,193, $23,590, and $29,550 for the years ended December 31, 1998, 1997 and 1996, respectively.

Other Contingencies
-------------------

The Company entered into employment agreements with three senior executives. The agreements include provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control."

Various legal claims also arise from time to time in the normal course of business which in the opinion of management, will have no material effect on the Company's financial position.

NOTE L - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates, generally at the same prevailing terms as those of other borrowers. A summary of related party activity follows:


                                      Years ended December 31,
                                  --------------------------------
                                    1998        1997        1996
                                  --------------------------------

Balance at beginning of period    $403,000    $446,000    $484,000
Loans made/advanced                 66,200           -       2,600
Repayments                        (133,072)    (43,000)    (40,600)
                                  --------------------------------
Balance at end of period          $336,128    $403,000    $446,000
                                  ================================


All Related Party transactions are performing as agreed.

NOTE M - DIVIDEND PAYMENT AND RETAINED EARNINGS RESTRICTIONS

The Company and the Bank may not declare or pay dividends on and the Company may not repurchase, any of its shares of common stock if the effect thereof would cause shareholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

The Company created a special "liquidation account" for the benefit of account holders in an amount equal to the shareholder's equity of the Bank as of the date of its latest balance sheet contained in the final prospectus in connection with the conversion. Each account holder continuing to maintain a deposit account at the Bank would be entitled, in a complete liquidation of the Bank, to an interest in the liquidation account prior to any payment to the shareholders of the Bank. As a result, the Company's shareholder's equity is substantially restricted with respect to payment of dividends to shareholders.

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying values and estimated fair values of the Company's significant financial and non-financial instruments as of the dates indicated:


                                          December 31, 1998               December 31, 1997
                                     ---------------------------     ---------------------------
                                      Carrying       Estimated        Carrying       Estimated
                                        Value        Fair Value         Value        Fair Value
                                      --------       ----------       --------       ----------

Financial Assest
  Cash and due from banks            $   708,827     $   708,827     $ 1,320,315     $ 1,320,315
  Federal funds sold                   1,760,909       1,760,909         172,518         172,518
  Securities                           8,708,564       9,480,295       6,764,803       6,768,828
  Loans, net                          57,612,338      58,159,480      44,450,646      44,904,331
  Accrued interest receivable            350,054         350,054         322,257         322,257

Financial Liabilities:
  Demand, NOW, savings and money
   market deposit accounts           $28,369,118     $28,369,118     $20,942,442     $20,942,442
  Term certificates of deposit        28,623,682      28,835,059      21,725,300      21,778,586
  Borrowed funds                       4,211,483       4,177,668       6,435,707       6,475,402


SFAS No. 107 requires disclosures about fair values of financial instruments for which it is practicable to estimate fair value. Fair value is defined in SFAS No. 107 as the amount that a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These instruments are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs.

The following is a description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments:

Securities
----------

The fair values of securities were based principally on market prices and dealer quotes. Certain fair values were estimated using pricing models or were based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable as its par value.

Loans
-----

The fair value of performing loans is estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar quality. For non-performing loans where the credit quality of the borrower has deteriorated significantly, fair values are estimated based on recent appraised values. In the event appraisal is not available, values are estimated by discounting cash flows at a rate commensurate with the risk associated with those cash flows.

Deposit Liabilities
-------------------

In accordance with SFAS No. 107, the fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of time deposits represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding ("deposit based intangibles").

Borrowed Funds
--------------

The fair value of borrowings from the FHLB represent contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities.

Other Financial Assets and Liabilities
--------------------------------------

Cash and due from banks, short-term investments and accrued interest receivable have fair values which approximate the respective carrying values because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

Off-Balance Sheet Financial Instruments
---------------------------------------

In the course of originating loans and extending credit, the Company will charge fees in exchange for its commitment. While these commitment fees have value, the Company has not estimated their value due to the short-term nature of the underlying commitments and their immateriality.

NOTE O - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Condensed parent company financial statements as of and for the period from July 10, 1998 (the date the Company commenced operations) through December 31, 1998 as follows:


                         Massachusetts Fincorp, Inc.
                               BALANCE SHEETS


                                                   December 31,
                                                       1998

Assets:
Cash and due from banks                             $1,878,270
Investment in Massachusetts Co-operative Bank        2,320,592
Investment in MCB funding                              436,380
                                                    ----------
      Total Assets                                  $4,635,242
                                                    ==========

Liabilities and stockholders' equity:
Accrued taxes                                       $  -85,351
Accounts payable                                        16,231
                                                    ----------
      Total liabilities                                -69,120

Common Stock                                             5,455
Additional paid in capital.                          4,889,278
Surplus                                               -190,370
                                                    ----------
      Total shareholders' equity                     4,704,362
                                                    ----------
      Total liabilities and shareholders' equity    $4,635,242
                                                    ==========



                         Massachusetts Fincorp, Inc.
                            STATEMENTS OF INCOME


                                      December 31,
                                          1998

Operating expenses:
  Directors fees                       $   9,000
  Contributions                          259,490
  Miscellaneous expense                    7,231
                                       ---------
      Total operaing expenses            275,721
                                       ---------
Income before income tax provision      (275,721)
Income tax provisions                    (85,351)
                                       ---------
Net Income                             $(190,370)
                                       =========



                         Massachusetts Fincorp, Inc.
                             STATEMENTS OF CASH FLOW


                                                     December 31,
                                                         1998

Cash flow from operating activities:
  Net income                                         $  (190,370)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Increase in other assets                          (2,756,972)
    Decrease in other liabilities                        (69,120)
                                                     -----------
      Net cash provided from operating activities     (3,016,462)
                                                     -----------

Cash flows from financing activities:
  Proceeds from IPO offering                           5,454,810
  Payments in IPO offering                              (560,078)
                                                     -----------
      Net cash used for investing activities           4,894,732
                                                     -----------
Net increase (decerease) in cash equivalents           1,878,270
                                                     -----------
Cash and cash equilivalents at end of year                     0
                                                     -----------
Cash and cash equivalents at end of year             $ 1,878,270
                                                     ===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Wolf & Company, P.C. resigned as of April 22, 1998, and Grant Thornton LLP was engaged and continues as the independent auditors of the Bank. The decision to change auditors was approved by the Board of Directors. The balance sheet as of December 31, 1997, and related statements of income and comprehensive income, surplus and cash flows for each of the years ended December 31, 1997 and 1996 were audited by Wolf & Company, P.C.

      For the years ended December 31, 1997 and 1996 and up to the date of replacement of Wolf & Company, P.C., there were no disagreements with Wolf & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Wolf & Company, P.C., would have caused them to make reference to the subject matter of the disagreement in connection with their report. The independent auditors' report on the financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

      The Directors of the Company are also Directors of the Bank. The following table sets forth certain information regarding the Board of Directors of the Bank and the Company.


                                                                    Director       Term
Name                    Age(1)    Position(s) Held(2)               Since(3)    Expires(4)

Paul C. Green             48      Director, President, Chief          1991         1999
                                   Executive Officer and
                                   Chairman of the Board

John B. Byrne             86      Director                            1977         1999

John R. Byrne             57      Director                            1983         2000

Richard F. Cahill         55      Director                            1984         2000

W. Craig Dolan            59      Director and Clerk of the Bank      1973         2000

John E. Hurley, Jr.       57      Director                            1981         1999

Robert E. McGovern        80      Director                            1972         1999

John P. O'Hearn, Jr.      59      Director and Vice President         1973         2000
                                   of the Bank

Robert H. Quinn           70      Director                            1974         2001

Joseph W. Sullivan        61      Director                            1977         2001

Diane Valle               45      Director                            1983         2001

--------------------
<F1>  As of December 31, 1998.
<F2>  Positions listed are for the Company and the Bank unless otherwise noted.
<F3>  Lists date individual first became director of the Bank.  All
      Directors of the Company were appointed in 1998, the first year of its incorporation.
<F4>  Expiration date is the same for the Company and the Bank.


Executive Officers Who Are Not Directors

       The following table sets forth certain information regarding the executive officers who are not also directors.


Name                     Age (1)    Position(s) Held

Anthony A. Paciulli        49       Senior Vice President of the Company
                                    and the Bank

Ruth J. Rogers             48       Chief Financial Officer and Treasurer
                                    of the Company and the Bank and
                                    Secretary of the Company

Kenneth R. Bordewieck      44       Vice President of the Bank

--------------------
<F1>  As of December 31, 1998.


Biographical Information

Directors

      Paul C. Green has served as President and Chief Executive Officer of the Bank since February 1991. Prior to 1991, Mr. Green was an executive officer at a thrift institution located in the greater Boston metropolitan area.

      John B. Byrne is the former President and Treasurer of Byrne, Daily & Pike Insurance Agency located in East Milton, Massachusetts. Mr. Byrne is now retired. Mr. Byrne is the father of John R. Byrne.

      John R. Byrne is the President and Treasurer of Byrne, Daily & Pike Insurance Agency located in East Milton, Massachusetts. Mr. Byrne is the son of John B. Byrne.

      Richard F. Cahill is the President and Chief Executive Officer of Jack Conway & Co, Inc., a real estate firm located in Hanover, Massachusetts.

      W. Craig Dolan is President of James W. Dolan, Inc., a funeral home located in the Dorchester section of Boston, Massachusetts. Mr. Dolan is the Clerk of the Board of Directors.

      John E. Hurley, Jr. is a probation officer for the Chelsea District Court in Chelsea, Massachusetts.

      Robert E. McGovern was, until his retirement in 1981, a real estate director for the Boston Redevelopment Authority in Boston, Massachusetts.

      John P. O'Hearn, Jr. is Executive Vice President of Meredith & Grew, Inc., a real estate firm located in Boston, Massachusetts. He has served as a director of the Bank since 1973 and as a Vice President since 1995.

      Robert H. Quinn is a partner in the law firm of Quinn & Morris, located in Boston, Massachusetts.

      Joseph W. Sullivan is the former President of Neponset Lincoln Mercury, an automobile dealership located in the Dorchester section of Boston, Massachusetts. Mr. Sullivan is now retired.

      Diane Valle is President of Harbor Greenery, a retail florist located in Boston, Massachusetts.

Executive Officers Who Are Not Directors

      Anthony A. Paciulli has been Senior Vice President of the Bank since March 1994. From 1988 to 1994, Mr. Paciulli held several senior officer positions (including vice president, loan officer, sales manager and regional manager) with several different mortgage companies and financial institutions, all of which were located in the greater Boston metropolitan area.

      Ruth J. Rogers has been Treasurer of the Bank since August 1993. In June 1998, Ms. Roger was named Chief Financial Officer and Treasurer of the Bank. From 1970 to 1992, Ms. Rogers was Vice President and Assistant Controller of Guaranty First Trust Co., Waltham, Massachusetts.

      Kenneth R. Bordewieck has been Vice President of the Bank since August 1998. Since 1976, Mr. Bordewieck has held various positions with several different financial institutions located in the greater Boston metropolitan area.

ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation Table

      Summary Compensation Table. The following table sets forth the cash compensation paid by the Bank as well as certain other compensation paid or accrued for services rendered in all capacities during the fiscal year ended December 31, 1998, to the Chief Executive Officer ("Named Executive Officer").


                                                                                   Long-Term Compensation
                                                                            -------------------------------------
                                           Annual Compensation(1)                     Awards              Payouts
                                     -----------------------------------    --------------------------    -------
                                                               Other        Restricted     Securities
                                                               Annual         Stock        Underlying      LTIP       All Other
Name and                     Year     Salary      Bonus     Compensation      Awards      Options/SARs    Payouts    Compensation
Principal Position           (2)       ($)         ($)         ($)(3)         ($)(4)         (#)(5)       ($)(6)        ($)(7)
------------------           ----     ------      -----     ------------    ----------    ------------    -------    ------------

Paul C. Green
  President and
  Chief Executive Officer    1998    $114,188    $12,575        $  -           $  -            -             -          $6,862

--------------------
<F1>  Under Annual Compensation, the column titled "Salary" includes amounts deferred by the Named Executive Officer under the Bank's
      401(k) Plan.
<F2>  Neither the Company nor its predecessor, the Bank was a reporting company with respect to the 1997 or 1996 fiscal years.
<F3>  For 1998, there were no (a) perquisites over the lesser of $50,000 or
      10% of the individual's total salary and bonus for the year; (b)
      payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.  For 1998, the Bank had no restricted stock or stock related plans in existence.
<F4>  No stock awards were granted or earned in fiscal year 1998.
<F5>  No stock options or SARs were earned or granted in 1998.
<F6>  For 1998, there were no payouts or awards under any long-term incentive plan.
<F7>  Other compensation includes the Bank's matching contribution under the Bank's 401(k) Plan.


Employment Agreements

      The Bank and the Company entered into employment agreements with Paul
C. Green, Ruth J. Rogers and Anthony A. Paciulli (individually, the "Executive") (collectively, the "Employment Agreements"). The Employment Agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base after the Conversion. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of the above referenced officers.

      The Employment Agreements will provide for a three-year term for Mr. Green and a one-year term for Ms. Rogers and Mr. Paciulli. The term of the Company Employment Agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors and the term of the Bank Employment Agreements shall be renewable on an annual basis. The Employment Agreements provide that the Executive's base salary will be reviewed annually. The base salaries which were effective for such Employment Agreements for Messrs. Green and Paciulli and Ms. Rogers will be $120,750, $99,300 and $69,000, respectively. In addition to the base salary, the Employment Agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The Employment Agreements provide for termination by the Bank or the Company for cause, as defined in the Employment Agreements, at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company upon: (i) failure to re-elect the Executive to his current offices; (ii) a material change in the Executive's functions, duties or responsibilities;
(iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) a reduction in the benefits and perquisites being provided to the Executive in the Employment Agreement; (v) liquidation or dissolution of the Bank or the Company; or (vi) a breach of the Employment Agreement by the Bank or the Company, the Executive or, in the event of death, his beneficiary would be entitled to receive an amount equal to the remaining base salary payments due to the Executive for the remaining term of the Employment Agreement and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank and the Company during the remaining term of the Employment Agreement. The Bank and the Company would also continue and pay for the Exective's life, health, dental and disability coverage for the remaining term of the Employment Upon any termination of the Executive, the Executive is subject to a one year non-competition agreement.

      Under the Employment Agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the Executive or, in the event of the Executive's death, his beneficiary, would be entitled to a severance payment equal to the greater of: (i) the payments due for the remaining terms of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months in the case of Mr. Green and 12 months in the case of Mr. Paciulli and Ms. Rogers. Notwithstanding that both the Bank and Company Employment Agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement.

      Payments to the Executive under the Bank's Employment Agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company's Employment Agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Employment Agreements shall be paid by the Bank or Company, respectively, if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent allowable under Massachusetts and Delaware law, respectively. In the event of a change in control of the Bank or the Company, the total amount of payments due under the Agreements, based solely on cash compensation paid to the officers who will receive Employment Agreements over the past five fiscal years and excluding any benefits under any employee benefit plan which may be payable, would be approximately $602,000.

Change in Control Agreements

      The Bank entered into a three-year Change in Control Agreements with Mr. Bordewieck, who was not covered by an employment agreement. The Change in Control Agreement is renewable on an annual basis. The Change in Control Agreement provides that in the event that voluntary or involuntary termination follows a change in control of the Company or the Bank, the officer would be entitled to receive a severance payment equal to three times the officer's average annual compensation for the five most recent taxable years. The Bank would also continue and pay for the officer's life, health and disability coverage for thirty-six months following termination. In the event of a change in control of the Company or the Bank, the total payments that would be due under the Change in Control Agreement, based solely on the current annual compensation paid to the officer covered by the Change in Control Agreement and excluding any benefits under any employee benefit plan which may be payable, would be approximately $195,000.

Management Supplemental Executive Retirement Plan

      The Bank implemented a non-qualified deferred compensation arrangement known as a "Management Supplemental Executive Retirement Plan" (the "MSERP"). The Bank intends the MSERP to make up lost Employee Stock Ownership Plan (the "ESOP") benefits to designated participants who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP in connection with a change in control (regardless of whether the individual terminates employment) prior to the complete repayment of the ESOP loan. Generally, upon the retirement of an eligible individual (designated by the Board of Directors of the Bank or a participating affiliate of the Bank) or upon a change in control of the Bank or the Company prior to complete repayment of the ESOP Loan, the MSERP will provide the individual with a benefit determined by first (i) projecting the number of shares that would have been allocated to the individual under the ESOP if the individual had remained employed throughout the term of the ESOP loan (measured from the individual's first date of ESOP participation) and (ii) reducing that number by the number of shares actually allocated to the individual's account under the ESOP; and second, by multiplying the number of shares that represent the difference between such figures by the average fair market value of the Common Stock over the preceding five years. The individual's benefits become payable under the MSERP upon the participant's retirement (in accordance with the standard retirement policies of the
Bank) or upon the change in control of the Bank or the Company.   The Bank
may establish a grantor trust in connection with the MSERP to satisfy the obligations of the Bank with respect to the MSERP. The assets of the grantor trust would remain subject to the claims of the Bank's general creditors in the event of the Bank's insolvency until paid to the individual pursuant to the terms of the MSERP.

Director Compensation

      Non-employee Directors of the Bank are currently paid an annual retainer of $6,600. Each member of the Bank's Security Committee is currently paid an annual retainer of $1,800. In addition, the Clerk of the Bank receives $50 for each monthly Board meeting that he attends. All directors of the Company are paid an annual retainer fee of $1,800.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

      The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, who owns more than 5% of the Company's Common Stock as of the Record Date.


                           Name and Address of              Number       Percent of
Title of Class               Beneficial Owner              of Shares       Class
--------------     -----------------------------------     ---------     ----------

Common Stock       The Massachusetts Co-operative Bank     43,638(1)        8.0%
                   Employee Stock Ownership Plan
                   and Trust (the "ESOP")
                   1442 Dorchester Avenue
                   Boston, Massachusetts 02122

Common Stock      Spence Limited, L.P.                     33,100(2)        6.1%
                  4712 Clendenin Road
                  Nashville, TN 37220-1004

--------------------
<F1>  Shares of Common Stock were acquired by the ESOP in the Bank's
      Conversion.  The ESOP Committee administers the ESOP.  First Bankers
      Trust, N.A. has been appointed as the corporate trustee for the ESOP
      ("ESOP Trustee").  The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants.  As of December 31, 1998, 4,364 shares had been allocated and 39,274 shares were unallocated under the ESOP.
      Under the ESOP, unallocated shares and allocated shares as to which voting instructions are not given by participants are to be voted by the
      ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of the Employee
      Retirement Income Security Act of 1974, as amended ("ERISA").
<F2>  Based in information filed in a schedule 13G on March 12, 1999,
      Spence Limited, L.P. may be deemed beneficial owners of 33,100 shares.



Security Ownership of Management

      The following table sets forth, as of March 19, 1999, the number of shares of Common Stock that the directors own and that all directors and executive officers own as a group.


                                                 Number of     Percent
         Name                 Title of Class      Shares       of Class
---------------------------   --------------     ---------     --------

Paul C. Green(1)               Common Stock      10,100          1.85%
John B. Byrne(1)               Common Stock      10,000          1.83%
John R. Byrne                  Common Stock       5,000             *
Richard F. Cahill              Common Stock       1,500             *
W. Craig Dolan                 Common Stock       3,100             *
John E. Hurley, Jr.(1)         Common Stock       1,000             *
Robert E. McGovern(1)          Common Stock         500             *
John P. O'Hearn, Jr.           Common Stock      10,000          1.83%
Robert H. Quinn                Common Stock       1,000             *
Joseph W. Sullivan             Common Stock       2,500             *
Diane Valle                    Common Stock       2,653             *
                                                 ------         -----

All directors and executive
Officers as a group (14)                         60,353         11.06%
                                                 ======         =====

--------------------
<F*>  Does not exceed 1.0% of the Company's voting securities.
<F1>  Individuals whole terms expire in 1999.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

      The Bank currently has a policy of not making loans to officers and employees. Exceptions to that policy must be approved in advance by a majority of the disinterested members of the Board of Directors. The Company intends that all transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its Common Stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arms-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.


PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
K.

(a) 1.   Financial Statements

      The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

-     Independent Auditors' Reports
-     Consolidated Balance Sheets as of December 31, 1998 and 1997
- Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996
- Consolidated Statements of Changes in Surplus for the Years Ended December 31, 1998, 1997 and 1996
-     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996
-     Notes to Consolidated Financial Statements

(a) 2.   Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of 1998

      None

(c)      Exhibits Required by Securities and Exchange Commission Regulation
         S-K

Exhibit
Number
-------

10.1     Employment Agreement between Massachusetts Fincorp, Inc. and Paul
          C. Green
10.2     Employment Agreement between Massachusetts Fincorp, Inc. and Ruth
          J. Rogers
10.3     Employment Agreement between Massachusetts Fincorp, Inc. and
          Anthony A. Paciulli
10.4     Employment Agreement between The Massachusetts Co-operative Bank.
          and Paul C. Green
10.5     Employment Agreement between The Massachusetts Co-operative Bank.
          and Ruth J. Rogers
10.6     Employment Agreement between The Massachusetts Co-operative Bank.
          and Anthony A. Paciulli
10.7     Change in Control agreement between The Massachusetts Co-operative
          Bank and Kenneth R. Bordewieck
10.8     Form of Proposed The Massachusetts Co-operative Bank Employee
          Severance Compensation Plan (1)
10.9     Form of  The Massachusetts Co-operative Bank Supplemental
          Executive Retirement Plan  (1)
10.10    Form of The Massachusetts Co-operative Bank Management
          Supplemental Executive Retirement Plan  (1)
11.0     Statement Re:  Computation of Per Share Earnings(2)
16.1     Letter re: Change in Certifying Accountant
21.0     Subsidiaries Information Incorporated Herein By Reference to
          Part 1 - Subsidiary Activity
27.0     Financial Data Schedule

--------------------
<F1>  Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
<F2>  Not applicable as the Company did not have earnings in 1998.


CONFORMED SIGNATURES

      In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form SB-2 and authorized this registration statement to be signed on its behalf by the undersigned, in the City of Boston, Commonwealth of Massachusetts, on March 29, 1999.

Massachusetts Fincorp, Inc.


By:  /s/ Paul C. Green
     ------------------------
     Paul C. Green
     President, Chief Executive Officer
      and Director

      In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.


          Name                 Title                             Date
          ----                 -----                             ----

/s/ Paul C. Green              President, Chief Executive    March 29, 1999
--------------------------     Officer and Director
Paul C. Green                  (principal executive
                               officer)

/s/ Ruth J. Rogers             Chief Financial Officer       March 29, 1999
--------------------------     Treasurer and Corporate
Ruth J. Rogers                 Secretary (principal
                               accounting and financial
                               officer)

/s/ John B. Byrne              Director                      March 29, 1999
--------------------------
John B. Byrne

/s/ John R. Byrne              Director                      March 29, 1999
--------------------------
John R. Byrne

/s/ Richard F. Cahill          Director                      March 29, 1999
--------------------------
Richard F. Cahill

/s/ W. Craig Dolan             Director                      March 29, 1999
--------------------------
W. Craig Dolan

/s/ John E. Hurley, Jr.        Director                      March 29, 1999
--------------------------
John E. Hurley, Jr.

/s/ Robert E. McGovern         Director                      March 29, 1999
--------------------------
Robert E. McGovern

/s/ Joseph P. O'Hearn, Jr.     Director                      March 29, 1999
--------------------------
John P. O'Hearn, Jr.

/s/ Robert H. Quinn            Director                      March 29, 1999
--------------------------
Robert H. Quinn

/s/ Joseph W. Sullivan         Director                      March 29, 1999
--------------------------
Joseph W. Sullivan

/s/ Diane Valle                Director                      March 29, 1999
--------------------------
Diane Valle
