Form 10QSB
period 1999-03-31
MASSACHUSETTS FINCORP INC
filed 1999-05-12
CIK 1066170

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                       Commission File Number 0-24791

                         MASSACHUSETTS FINCORP, INC.
                         ---------------------------
      (Exact name of small business issuer as specified in its charter)

                   Delaware                          04-3431804
                   --------                          ----------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

1442 Dorchester Avenue, Boston, Massachusetts           02122
---------------------------------------------           -----
  (Address of principal executive offices)            (Zip Code)

                               (617) 825-5555
                               --------------
              (Issuer's telephone number, including area code)

                               Not Applicable
                               --------------
            (Former name, former address and former fiscal year,
                        if changes since last report)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   [X]        No   [ ]

                                                Yes   [X]        No   [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 545,481 shares of common stock, par value $0.01 per share, outstanding as of May 10, 1999.


                         MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB
                                    Index

PART I.  FINANCIAL INFORMATION                                          3

ITEM 1.  Financial Statements.                                          3
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            9

PART II. OTHER INFORMATION                                             15

ITEM 1.  LEGAL PROCEEDINGS.                                            15
ITEM 2.  CHANGES IN SECURITIES.                                        15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                              15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          15
ITEM 5.  OTHER INFORMATION.                                            15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              15

SIGNATURES                                                             16


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEET

                                             At March 31,    At December 31,
                                                 1999             1998
                                             ------------    ---------------
                                             (unaudited)

ASSETS
Cash and due from banks                      $ 2,156,776      $   708,827
Federal funds sold                               864,602        1,760,909
                                             ----------------------------
      Total cash and cash equivalents          3,021,378        2,469,736

Securities available for                       7,295,196        7,403,857
Securities held to                             1,102,856        1,308,286
Federal Home Loan Bank Stock, at cost            762,800          762,800
Mortgages loans held for sale                  1,762,450        6,335,665

Loans                                         56,607,181       51,801,597
Less:  allowance for possible loan losses       (553,660)        (524,924)
                                             ----------------------------
      Loans, net                              56,053,521       51,276,673

Banking premises and equipment, net.           2,350,173        1,206,459
Accrued interest receivable                      360,710          350,054
Due from Co-operative Central Bank               242,850          242,850
Other assets                                     472,982          276,740
                                             ----------------------------

                                             $73,424,916      $71,633,120
                                             ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                     $56,910,963      $56,992,800
Federal Home Loan Bank borrowings              6,090,129        4,210,889
Mortgagor's escrow accounts                      317,599          292,944
Accrued expenses and other liabilities           499,521          633,277
                                             ----------------------------
      Total liabilities                       63,818,212       62,129,910
                                             ----------------------------

Commitments and contingencies

Preferred stock, par value $.01 per share,
 500,000 shares authorized;
 no shares are issued or outstanding                   -                -
Common stock par value $.01 per share,
 2,500,000 shares authorized;
 545,481 shares issued and outstanding             5,455            5,455
Additional paid in capital.                    4,863,140        4,885,076
Unallocated ESOP shares                         (392,742)        (392,742)
Retained earnings                              5,169,668        5,003,347
Accumulated other comprehensive income           (38,817)           2,074
                                             ----------------------------
      Total Shareholders' equity               9,606,704        9,503,210
                                             ----------------------------
                                             $73,424,916      $71,633,120
                                             ============================

See accompanying notes to consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries

                STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    1999            1998
                                                                    ----            ----
                                                                        (unaudited)

Interest and dividend income:
  Interest and fees on loans                                     $1,174,198      $  961,401
  Interest  on investments                                          121,961         100,940
  Dividends on investments                                           24,593          14,802
  Interest on short-term investments                                      -           1,329
  Interest on federal funds sold                                     13,912          11,910
                                                                 --------------------------
      Total interest and dividend income                          1,334,664       1,090,382
                                                                 --------------------------
Interest expense:
  Interest on deposit accounts                                      536,445         476,808
  Interest on borrowed funds                                         72,584          63,307
                                                                 --------------------------
      Total interest expense                                        609,029         540,115
                                                                 --------------------------
Net interest income                                                 725,635         550,267
Provision for possible loan losses                                        -               -
                                                                 --------------------------
Net interest income, after provision for possible loan losses       725,635         550,267
                                                                 --------------------------

Non-interest income:
  Customer service fees                                              37,517          37,942
  Loan fees and gain on sale of loans and loan servicing rights     148,442          66,885
  Net gain  on sales of securities available for sale                 5,993          11,454
  Miscellaneous                                                      17,347           9,749
                                                                 --------------------------
      Total non-interest income                                     209,299         126,030
                                                                 --------------------------

Non-interest expense:
  Salaries and employee benefits                                    400,313         299,702
  Occupancy and equipment                                            93,443          82,231
  Data processing                                                    62,734          36,300
  Contributions                                                       2,077           1,666
  Other general and administrative                                  159,437         137,509
                                                                 --------------------------
      Total non-interest expense                                    718,004         557,408
                                                                 --------------------------
Income before income tax provision                                  216,930         118,889
Income tax provision                                                 50,609          35,191
                                                                 --------------------------
Net income                                                          166,321          83,698
                                                                 ==========================

Other comprehensive income, net of tax:
  Unrealized gains (loss) on securities:
      Unrealized holding gains (loss) arising during the
       period                                                       (36,161)         11,886
Less:  reclassification adjustment for (gains) included
        in net income                                                (4,731)         (8,064)
                                                                 --------------------------
Other comprehensive income (loss), net of tax                       (40,892)          3,822
                                                                 --------------------------
Comprehensive income                                             $  125,429      $   87,520
                                                                 ==========================

Basic and diluted earnings per share                             $     0.30
Weighted average common shares outstanding - basic and diluted      545,481

See accompanying notes to consolidated financial statements.


                Massachusetts  Fincorp, Inc. and Subsidiaries

                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    Period Ended March 31, 1999 and 1998
                               (unaudited)

                                                                                           Accumulated
                                                                            Unallocated       Other
                                    Common      Paid-in        Retained         ESOP      Comprehensive
                                     Stock      Capital        Earnings        Shares      Income(Loss)     Total
                                    ------      -------        --------     -----------   -------------     -----

Balance at December 31, 1997        $    -     $        -     $4,932,838     $       -      $ 53,680     $4,986,518
Net income for the period ended
 March 31, 1998                          -              -         83,698             -             -         83,698
Other comprehensive income,
 net of tax                              -              -              -             -         3,822          3,822
                                    ------------------------------------------------------------------------------
Balance at March 31, 1998           $    -     $        -     $5,016,536     $       -      $ 57,502     $5,074,038
                                    ===============================================================================

Balance at December 31, 1998        $5,455     $4,885,077     $5,003,345     $(392,742)     $  2,075     $9,503,210
Expenses incurred for initial
 public offering                         -        (21,935)             -             -             -        (21,935)
Net income for theperiod ended
 March 31, 1999                          -              -        166,321             -             -        166,321
Other comprehensive income, net
 of tax                                  -              -              -             -       (40,892)       (40,892)
                                    ------------------------------------------------------------------------------
Balance at March 31, 1999           $5,455     $4,863,142     $5,169,666     $(392,742)     $(38,817)    $9,606,704
                                    ===============================================================================

See accompanying notes to consolidated financial statements.


                 Massachusetts Fincorp, Inc and Subsidiaries

                          STATEMENTS OF CASH FLOWS

                                                        For the Three Months Ended
                                                                 March 31,
                                                       -----------------------------
                                                           1999              1998
                                                           ----              ----
                                                                (unaudited)

Cash flow activities:
  Net income                                           $    166,321      $     83,698
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision  for possible  loan losses                          -                 -
    Depreciation and amortization expense                    38,103            33,572
    Net gain on sales of securities available
     for sale                                                (5,993)          (11,454)
    Net gain on sale of foreclosed real estate                    -                 -
    Loans originated for sale                           (10,832,700)      (10,152,803)
    Principal balance on loans sold                      15,405,915         7,454,883
    Amortization of deferred loan fees                      (15,666)          (19,707)
    Amortization of investment securities,
     net of accretion                                         3,139             7,076
    Increase in accrued interest receivable                 (10,656)           (1,763)
    Increase in other assets                               (196,242)         (142,798)
    Increase (decrease) in accrued expenses
     and other liabilities                                 (133,756)           29,543
                                                       ------------------------------

      Net cash (used) provided by operating
       activities                                         4,418,465        (2,719,753)
                                                       ------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                (600,000)       (1,011,944)
  Purchase of securities held to maturity                         -          (860,041)
  Proceeds from maturities of securities available
   for sale                                                       -                 -
  Proceeds from maturities of securities held to
   maturity                                                 200,000                 -
  Proceeds from sales and calls of securities
   available for sale                                       655,993           486,722
  Proceeds from calls of securities held to maturity              -                 -
  Purchase of Federal Home Loan Bank stock                        -                 -
  Principal payments received on mortgage-backed
   and asset backed securities                               29,533             8,025
  Loan (originations)/ principal payments, net           (4,544,474)       (4,121,745)
  Purchase of banking premises and equipment             (1,181,818)          (15,043)
                                                       ------------------------------

      Net cash used  by investing activities             (5,440,766)       (5,514,027)
                                                       ------------------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits                       (81,837)        6,975,870
  Net increase (decrease) in Federal Home Loan Bank
   advances with maturities less than three months                -                 -
  Federal Home Loan Bank advances with maturities
   in excess of three months                              1,590,129         1,597,026
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months             (6,001,760)       (3,501,588)
  Net increase in mortgagor's escrow accounts                24,655            12,593
                                                       ------------------------------

      Net cash provided by financing activities          (4,468,813)        5,083,901
                                                       ------------------------------

Net change in cash and cash equivalents                  (5,491,114)       (3,149,878)

Cash and cash equivalents at beginning of period          2,469,736         1,492,833
                                                       ------------------------------

Cash and cash equivalents at end of period             $ (3,021,378)     $ (1,657,045)
                                                       ==============================

Supplementary Information
  Interest paid on deposit accounts                    $    536,445      $    476,808
  Interest paid on borrowed funds                            72,584            63,307
  Income tax payments (refunds), net                              0                 0

See accompanying notes to consolidated financial statements.


                        MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Massachusetts Fincorp, Inc.. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended December 31, 1998, filed with the Securities and Exchange Commission.

(2)   REORGANIZATION AND STOCK OFFERING

      MASSACHUSETTS FINCORP, INC.. (the "Company") was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative Bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds amounting to $4.9 million which it used for general business activities and to form and capitalize the Employee Stock Ownership Plan ("ESOP") Loan Subsidiary (MCB Funding), which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion. At March 31, 1999, the Company had total assets of $73.4 million and stockholders' equity of $9.6 million.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

      This Form 10-QSB may include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Bank conducts its operations.

General

      Massachusetts Fincorp, Inc.. (the "Company") was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative Bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS").

      The Bank is a community-oriented co-operative bank which was originally organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its two full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one- to four-family residences and, to a lesser extent, multi-family and commercial real estate loans, construction loans, home equity lines of credit and consumer loans. However, in the future, the Bank intends to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its two full-service banking offices and its two loan origination offices, all of which are located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, advances from the FHLB-Boston and proceeds from the sale of loans.

Operating Strategy

      The Bank's operating strategy has in the past consisted of maintaining profitability and managing its interest rate risk mainly by originating fixed-rate one- to four-family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one- to four-family mortgage loans for investment. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of a de novo branch office in 1996 and two loan origination centers in the greater Boston metropolitan area in 1997 and 1998. The Bank has purchased a building for $975,000 to establish another de novo branch office and expects to be completed this summer and the branch to be operational in the fall of 1999. The Bank anticipates moving its administrative and back office functions to the new branch facility. The opening of the Quincy branch office represents the Bank's strategy to increase market share in both retail banking and the mortgage origination in the Quincy market area. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth.

Average Balance Sheet

      Presented below are the average balance sheets for the period

                                                            For the Three Months Ended
                                        ------------------------------------------------------------------
                                                March 31, 1999                     March 31, 1998
                                        -------------------------------    -------------------------------
                                                                    (Unaudited)
                                                                Average                            Average
                                        Average                 Yield/     Average                 Yield/
                                        Balance    Interest      Cost      Balance    Interest      Cost
                                        -------    --------     -------    -------    --------     -------
                                                               (dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments             $ 1,461     $   18       4.93%     $   980     $   17       6.94%
    Securities                            7,538        118       6.26%       6,240         97       6.22%
    Mortgage loans, net                  58,113      1,130       7.78%      45,114        916       8.12%
    Other                                   876         15        685%         910         16       7.03%
                                        ------------------                 ------------------
      Total interest earning assets      67,988      1,281       7.54%      53,244      1,046       7.86%
    Noninterest-earning assets            3,432                              2,598
                                        ------------------                 ------------------
    Equity securities                     1,030         12       4.66%         519          3       2.31%
                                        ------------------                 ------------------
      Total assets                      $72,450     $1,293                 $56,361      1,049
                                        ==================                 ==================

Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                  $ 9,528     $   46       1.93%     $ 9,631     $   47       1.95%
      Money market accounts                 724          4       2.21%         926          7       3.02%
      Now accounts                       13,543        114       3.37%       9,052         99       4.37%
      Certificates of deposit            28,697        380       5.30%      23,478        326       5.55%
                                        ------------------                 ------------------
      Total deposits                     52,492        544       4.15%      43,087        479       4.45%
    FHLB advances                         5,132         73       5.69%       4,243         63       5.94%
                                        ------------------                 ------------------
  Total interest bearing liabilities     57,624        617       4.28%      47,330        542       4.58%
                                        ------------------                 ------------------
  Noninterest -bearing demand
   checking accounts                      4,642                              2,994
  Noninterest-bearing liabilities           610                              1,013
                                        ------------------                 ------------------
      Total liabilities                  62,876                             51,337
  Total surplus                           9,574                              5,024
                                        ------------------                 ------------------
      Total liabilities and surplus     $72,450                            $56,361
                                        ==================                 ==================
  Net interest income                               $  676                             $  507
                                                    ======                             ======
  Net interest income/interest
   rate spread                                                   3.25%                              3.28%
                                                               ======                             ======
  Net interest margin as a percent
   of interest-earning assets                                    0.99%                              0.95%
                                                               ======                             ======
  Ratio of interest-earning assets
   to interest-bearing liabilities                             117.99%                            112.50%
                                                               ======                             ======

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

      The Company's total assets increased by $1.8 million, or 2.5% for the three months ended March 31, 1999 from $71.6 million on December 31, 1998 to $73.4 million at March 31, 1999. This growth in assets was primarily due to a $600,000 increase in cash and cash equivalents, as well as, a $1.1 million increase in bank premises and equipment, resulting from the purchase of a new building in Quincy, Massachusetts to house the Bank's new branch office. This increase was funded by increased Federal Home Loan Bank borrowings. Net portfolio loans increased $4.8 million for the three months ended March 31, 1999 from $51.3 million at December 31, 1998 to $56.1 million at March 31, 1999. This increase was the result of increased loan originations in one-to-four-family loans, construction loans and multi-family loans. This increase was offset by a $4.6 million decrease in available for sale loans. This decrease was the result of strong year end loan volumes, which where favorably impacted the increase in mortgage banking activities.

      Non-performing assets totaled $64,000 at March 31, 1999 as compared to $173,000 at December 31, 1998 a decrease of $109,000. The decrease of $109,000 was the result of a reduction in non-accrual loans that where paid off in full in January 1999.

      Total shareholders' equity increased $103,000 from $9.5 million, from December 31, 1998 to $9.6 million at March 31, 1999. The increase was mainly attributable to $166,000 in net income, which was in part offset by a $22,000 decrease in additional paid in capital, resulting from outstanding expenses at December 31, 1998 incurred in connection with the conversion, and a $41,000 decrease in the valuation allowance for available for sale stock.

Comparison of Operating Results for the Three Months
 Ended March 31, 1999 and 1998

General

      Net income for three months ended March 31, 1999 totaled $166,000, or $0.30 per share, compared to $84,000 for the same period last year. This represents a 97.6% increase in earnings. Due to the recent conversion, the earnings per share results for the prior year's period are not meaningful. The increase in earnings was directly attributable to a $244,000 increase in interest income due to increased loan origination activity, and a $83,000 increase in non interest income, as the result of gains on available for sale loans. This increase was partially offset with a increase in non-interest expense of $161,000, which was primarily attributed to increases in salaries and benefits due in part to additional staff based on growth; occupancy expense, as the result of the purchase of the Quincy Office and data processing expense increased due to a data servicer conversion in connection with becoming Year 2000 compliant.

Interest and Dividend Income

      Interest and dividend income for the quarter ended March 31, 1999 increased $200,000, or 18.2%, to $1.3 million as compared to $1.1 million for the quarter ended March 31, 1998. The increase in interest and dividend income was primarily due to an increase in average interest earning assets, which was offset, in part, by lower average yield on interest earning assets. The average balance of interest earning assets increased $14.8 million from $53.2 million for the quarter ended March 31, 1998 as compared to $68.0 million for the quarter ended March 31, 1999, and the average yield on interest earning assets decreased 40 basis points to 7.5% for the quarter ended March 31, 1999 as compared to 7.9% as of quarter ended March 31, 1998. Specifically, the increase was primarily due to a $213,000 increase in interest and fees on loans which was the result of an $11.8 million increase in net loans, due to increased loan origination in to-four family mortgage loans and construction loans. A $31,000 increase in interest and dividend income on investments contributed to the increase in net income.

Interest Expense

      Interest expense for the quarter ended March 31, 1999 was $609,000 compared to $540,000 for the quarter ended March 31, 1998, an increase of $69,000 or 12.8%. The increase in interest expense was the result of a $10.3 million increase in average interest bearing liabilities, which was offset in part by a 30 basis point decrease in the cost of funds. The increase in average interest bearing liabilities was primarily due to a $4.4 million, or 10.2% increase in average interest bearing checking accounts to $13.5 million, for the quarter ended March 31, 1999 as compared to $9.1 million for the quarter ended March 31, 1999. Average term certificates of deposit increased $5.2 million, or 2.1% to $28.7 million for the quarter ended March 31, 1999 as compared to $23.5 million, for the quarter ended March 31, 1998. The increase in interest bearing checking accounts was mainly the result of the Bank's promotion of tiered interest bearing checking accounts for retail customers and the increase in term certificates was the promotion of a new 14 month term certificate. Average Federal Home Loan Bank borrowings increased $900,000, or 21.2% to $5.1 million for the quarter ended March 31, 1999 as compared to $4.2 million, for the quarter ended March 31, 1998. This increase was used to fund increased loan origination.

Provision for Possible Loan Losses

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

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at March 31, 1999, the Bank's allowance for possible loan losses was sufficient to cover losses inherent in its loan portfolio at that time.

Net Interest Income

      Net interest income increased $175,000, or 31.8% to $725,000 for the quarter ended March 31, 1999 from $550,000 for the same period in 1998. The increase was due to a combination of an increase in average interest earning assets in excess of average interest bearing liabilities of $10.4 million, which was offset by the effect of a 2 basis point decline in interest rate spread, which decreased from 3.28% for the quarter ended March 31, 1998 to 3.26% for the quarter ended March 31, 1999.

Non-Interest Income

      Non-interest income increased $83,000, or 65.9% to $209,000 for the quarter ended March 31, 1999 from $126,000 for the quarter ended March 31, 1998. This increase was primarily due to a $81,000 increase in the gain of sale of loans, resulting from increased mortgage banking activity, and strong year end loan originations.

Non-Interest Expense

      Non-interest expense for the quarter ended March 31, 1999 increased $161,000, or 28.9%, to $718,000 from $557,000 for the quarter ended March 31, 1998. The increase was primarily due to a $101,000 increase in salaries and benefits primarily due to staff additions based on growth. Employee benefits increased $39,000, of which $9,000 was the result of last years employee forfeitures in the retirement fund, $14,000 is the result of increased payroll taxes and $16,000 was the result of increased retirement expenses due to increased salaries and the Massachusetts Cooperative Employee Stock Option Plan. Also contributing to this increase was an increase in data processing expense of $27,000, which was the result of a non-recurring data conversion expense related to implementation of a new data processing system and preparing for the Year 2000.

Income Tax Expense

      Income tax expense differs from statutory tax rates due to the effect of permanent differences such as tax credits and dividends received deductions.

LIQUIDITY AND CAPITAL RESOURCES

      The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturing securities and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of the funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to four-family mortgage loans, and, to a lesser extent, multi-family, commercial real estate loans, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, the maturing of investment securities, deposit growth and the utilization of FHLB advances. During the three months ended March 31, 1999 and 1998, the Bank's loan originations totaled $10.8 million, and $10.2 million, respectively. For the three months ended March 31, 1999 and 1998, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $8.4 million and $7.4 million, respectively. The Bank experienced a net decrease in total deposits of $82,000 for the three months ended March 31, 1999, as compared to a net increase of $7.0 million for the three months ended March 31, 1998. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank has total borrowing capacity of approximately $24.0 million at March 31, 1999 at which time the Bank had $6.1 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $6.8 million at March 31, 1999. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totaled $25.6 million. From March 31, 1998 to March 31, 1999, the Bank experienced an 80.4% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At March 31,1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $7.7 million, or 16.1% of adjusted assets, which is above the required level of $1.8 million, or 4.00%, and risk-based capital of $8.2 million, or 17.2% of adjusted assets, which is above the required level of $3.7 million, or 8.00%.

      The net proceeds of the capital injection, as the result of the Conversion, have been utilized for the funding of loan growth. Specifically, the Bank has incurred capital expenditures of approximately $1.0 million and expects to incur an additional $1.0 million in connection with the establishment of a de novo branch office and relocation of its administrative offices, and approximately $180,000 in connection with achieving Year 2000 compliance and upgrading its related technology systems.

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

      The Bank has substantially completed its awareness phase with the exception of its ongoing task of notifying its customers and shareholders of its preparedness. The Bank has also completed its inventory phase. During the inventory phase the Bank identified all hardware and software applications as well as vendor and service providers. The various systems identified were then prioritized in consideration of their overall importance of use to the Bank. During the conversion and implementation phase, the Bank has replaced all internal systems, which were deemed critical or necessary to the Bank's operation.

      While the Bank maintains an internal computer system for certain operating functions, the substantial majority of the Bank's data processing is out-sourced to a third party. The Bank has reviewed the Year 2000 compliance of its third party data processing vendor. In connection with such review, the Bank determined that its current third party data processing vendor is not Year 2000 compliant and, accordingly, began using a new third party data processing vendor on March 22, 1999. Such new third party vendor has provided the Bank with written assurances that the system and the software which it is licensed to use are Year 2000 compliant. The Bank's new third party data processor has completed testing the integration of the system with its licensed software to ensure that the integrated system will be Year 2000 compliant. The Bank expects to receive notification by June 30, 1999 certifying such compliancy.

      The Bank has completed the internal and external portion of its testing phase, with the exception of its ongoing testing with the Federal National Mortgage Association, which it expects to complete by June 30, 1999. During the contingency phase, the Bank has identified alternative action plans or systems for all critical and necessary systems, which were not compliant and tested by March 31, 1999. The Bank expects to identify appropriate business responses to all critical core processes by June 30,1999.

      The Bank's operations may also be affected by the Year 2000 compliance of its significant customers, suppliers and other vendors. The Bank's loan portfolio consists primarily of loans on residential and mixed use properties whose cash flows depended on payments of leases by tenants that are unlikely to be materially affected by Year 2000 issues. The Bank has reviewed its loan relationships and has determined that it does not have any material amount of loans to individuals or entities that are susceptible to Year 2000 issues such that their noncompliance with Year 2000 issues will materially affect their ability to repay such loans. New loan relationships are reviewed for potential year 2000 implications during the underwriting process.

      Although the Bank has contacted each of its significant suppliers and vendors and continues to monitor their progress, the Bank does not currently have complete information concerning their compliance status. The Bank's business or operations could be adversely affected if any of the Bank's significant customers and suppliers do not successfully achieve Year 2000 compliance in a timely manner. However, management believes that the Bank's own internal system, networks and resources would allow the Bank to effectively operate and service its customers in the event its significant vendors do not achieve satisfactory Year 2000 compliance. In addition, if significant suppliers fail to meet Year 2000 operating requirements, the Bank intends to engage alternative suppliers. In the event that the Bank's progress towards becoming Year 2000 complaint is deemed inadequate, regulatory action may be undertaken.

      The Bank is currently engaging in an upgrade of its technology systems in addition to implementing its Year 2000 policy. To date, the Bank has expended approximately $80,000 on Year 2000 issues and related technology updates. In addition, the Bank has estimated that it will spend another $100,000 in connection with the future costs associated with achieving Year 2000 compliance and its related technology systems upgrade. Approximately $69,000 of the past and $95,000 of the future expenses represents upgrades to the Bank's general ledger and data processing systems. The cost of these systems will be capitalized and depreciated over their expected useful life. While the Bank cannot estimate the costs and expenses associated with hiring new vendors and suppliers, management believes that such costs would not have a material impact on the Bank's earnings or results of operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                 2.1 Amended Plan of Conversion (including Stock Charter and Bylaws of the Massachusetts Co-operative Bank)*
                 3.1  Certificate of Incorporation of Massachusetts
                      Fincorp, Inc..*
                 3.2  Bylaws of Massachusetts Fincorp, Inc.*
                27.0  Financial Data Schedule

                * Incorporated by reference into this document from the Exhibits to the Registration Statement on Form SB-2, and any amendments hereto, Registration No. 333-60237

          (b)   Reports on Form 8-K

                None


                                 SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASSACHUSETTS FINCORP, INC..


Date:  May 11, 1999                    By:    /s/Paul C. Green
                                              Paul C. Green
                                              President and Chief Executive
                                              Officer


Date:  May 11, 1999                    By:    /s/Ruth J. Rogers
                                              Ruth J. Rogers
                                              Chief Financial Officer,
                                              Treasurer and Secretary