Form 10QSB
period 1999-06-30
MASSACHUSETTS FINCORP INC
filed 1999-08-12
CIK 1066170

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                          ----------  ----------

                       Commission File Number 0-24791

                         MASSACHUSETTS FINCORP, INC.
------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Delaware                                       04-3431804
------------------------------------------------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


1442 Dorchester Avenue, Boston, Massachusetts                  02122
------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

                               (617) 825-5555
              ------------------------------------------------
              (Issuer's telephone number, including area code)

                               Not Applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]        No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 545,481 shares of common stock, par value $0.01 per share, outstanding as of August 10, 1999.


                         MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB
                                    Index

PART I.   FINANCIAL INFORMATION                                          3
      Item 1.   Financial Statements                                     3
      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                      9
PART II.  OTHER INFORMATION                                             16
      ITEM 1.   LEGAL PROCEEDINGS.                                      16
      ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.              16
      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                        16
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    16
      ITEM 5.   OTHER INFORMATION.                                      16
      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        16
SIGNATURES                                                              17


PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements.

                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                               At June 30,   At December 31,
                                                ----------------------------
                                                    1999            1998
                                                ----------------------------
                                                (unaudited)

ASSETS
Cash and due from banks                         $ 1,515,880     $   708,827
Federal funds sold                                1,433,748       1,760,909
                                                ---------------------------
      Total cash and cash equivalents             2,949,628       2,469,736

Securities available for sale                    12,698,043       7,403,857
Securities held to maturity                         529,355       1,308,286
Federal Home Loan Bank Stock, at cost               812,700         762,800
Mortgages loans held for sale                     1,804,550       6,335,665

Loans                                            62,296,785      51,801,597
Less:  allowance for possible loan losses          (564,662)       (524,924)
                                                ---------------------------
      Loans, net                                 61,732,123      51,276,673

Banking premises and equipment, net               2,306,776       1,206,459
Accrued interest receivable                         430,526         350,054
Due from Co-operative Central Bank                  242,850         242,850
Other assets                                        749,670         276,740
                                                ---------------------------

                                                $84,256,221     $71,633,120
                                                ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                        $57,370,884     $56,992,800
Federal Home Loan Bank borrowings                16,434,371       4,210,889
Mortgagor's escrow accounts                         325,088         292,944
Accrued expenses and other liabilities              519,962         633,277
                                                ---------------------------
      Total liabilities                          74,650,305      62,129,910
                                                ---------------------------

Commitments and contingencies

Preferred stock, par value $.01 per share,
 500,000 shares authorized; no shares are
  issued or outstanding                                   -               -
Common stock par value $.01 per share,
 2,500,000 shares authorized;. 545,481
  shares issued and outstanding                       5,455           5,455
Additional paid in capital                        4,862,717       4,885,076
Unallocated ESOP shares                            (392,742)       (392,742)
Retained earnings                                 5,268,888       5,003,347
Accumulated other comprehensive income             (138,402)          2,074
                                                ---------------------------
      Total Shareholders' equity                  9,605,916       9,503,210
                                                ---------------------------
                                                $84,256,221     $71,633,120
                                                ===========================

See accompanying notes to consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries

                            STATEMENTS OF INCOME

                                                   For the Three Months Ended      For the Six Months Ended
                                                          June 30,                           June 30,
                                                -------------------------------------------------------------
                                                     1999           1998                1999            1998
                                                -------------------------------------------------------------
                                                       (unaudited)                       (unaudited)

Interest and dividend income:
  Interest and fees on loans                    $1,242,872     $  955,412          $2,417,070      $1,916,813
  Interest on investments                          159,884        111,043             281,845         211,983
  Dividends on investments                          28,988         15,945              53,581          30,747
  Interest on short-term investments                     -         19,039                   -          20,368
  Interest on federal funds sold                    12,506         18,687              26,418          30,597
                                                -------------------------------------------------------------
      Total interest and dividend income         1,444,251      1,120,126           2,778,915       2,210,508
                                                -------------------------------------------------------------
Interest expense:
  Interest on deposit accounts                     517,229        550,409           1,053,674       1,027,217
  Interest on borrowed funds                       163,324         45,481             235,908         108,788
    Total interest expense                         680,553        595,890           1,289,582       1,136,005
                                                -------------------------------------------------------------
Net interest income                                763,698        524,236           1,489,333       1,074,503
                                                -------------------------------------------------------------
Provision for possible loan lossses                      -         87,413                   -          87,413
Net interest income, after provision
 for possible loan losses                          763,698        436,823           1,489,333         987,090
                                                -------------------------------------------------------------

Non-interest income:
  Customer service fees                             39,041         41,883              76,558          79,825
  Loan fees and gain on
   sale of loans and loan
    servicing rights                                60,328        128,316             208,770         195,201
  Net gain  on sales of
   securities available for sale                         -         23,992               5,993          35,446
  Miscellaneous                                     26,165          9,904              43,512          19,653
                                                -------------------------------------------------------------
      Total non-interest  income                   125,534        204,095             334,833         330,125
                                                -------------------------------------------------------------

Non-interest expense:
  Salaries and employee benefits                   398,682        308,425             798,995         608,127
  Occupancy and equipment                           92,317         85,156             185,760         167,387
  Data processing                                   41,575         37,240             104,309          73,540
  Contributions                                      1,306          2,580               3,383           4,246
  Other general and administrative                 206,028        139,163             365,465         276,672
                                                -------------------------------------------------------------
      Total non-interest expense                   739,908        572,564           1,457,912       1,129,972
                                                -------------------------------------------------------------
Income before income tax provision                 149,324         68,354             366,254         187,242
Income tax                                          50,100         20,233             100,709          55,424
                                                -------------------------------------------------------------
Net income                                       $  99,224     $   48,121          $  265,545      $  131,819
                                                -------------------------------------------------------------

Other comprehensive income,
 net of tax:
 Unrealized gains (loss)
  on securities:
  Unrealized holding gains (loss)
   arising during the period                       (99,585)         7,594            (136,574)         18,876
Less:  reclassification adjustment
   for (gains) included in net income                             (15,626)             (3,903)        (23,086)
                                                -------------------------------------------------------------
Other comprehensive income (loss),
  net of tax                                       (99,585)        (8,032)           (140,477)         (4,210)
                                                -------------------------------------------------------------
Comprehensive income                            $     (361)    $   40,089          $  125,068      $  127,609
                                                -------------------------------------------------------------

Basic and diluted earnings per share            $     0.20              -          $     0.52               -

Weighted average common shares
 outstanding - basic and diluted                   507,844              -             507,298               -

See accompanying notes to consolidated financial statements.

[CAPTION]

                Massachusetts  Fincorp, Inc. and Subsidiaries

                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

       June 30, 1999 and Years ended December 31, 1998, 1997 and 1996

                                                                                                    Accumulated
                                                                                   Unallocated         Other
                                          Common        Paid-in       Retained         ESOP        Comprehensive
                                          Stock         Capital       Earnings        Shares        Income(Loss)       Total
                                         -------------------------------------------------------------------------------------
Balance at December 31, 1996             $    -      $        -      $4,565,304      $       -         $29,301      $4,594,605
Net income for the year
 ended December 31, 1997                      -               -         367,534              -               -         367,534
Other comprehensive income,
 net of tax                                   -               -               -              -          24,379          24,379
                                         -------------------------------------------------------------------------------------
Balance at December 31, 1997                  -               -       4,932,838              -          53,680       4,986,518
Stock issued pursant to initial
 common stock offering                    4,759       4,753,921               -              -               -       4,758,680
Issuance of 25,975 shares of
 common stock to the Massachusetts
  Charitable Foundation                     260         259,490               -              -               -          259,750
Common Stock accquired by ESOP              436         435,944               -              -               -          436,380
Unallocated  ESOP shares                      -               -               -       (392,742)              -         -392,742
Expenses incurred for initial
 public offering                              -        (564,278)              -              -               -         -564,278
Net income for the year ended
 December 31, 1998                            -               -          70,507              -               -           70,507
Other comprehensive income,
 net of tax                                   -               -               -              -         (51,605)         -51,605
Balance at December 31, 1998              5,455       4,885,077       5,003,345       (392,742)          2,075        9,503,210
                                         --------------------------------------------------------------------------------------
Expenses incurred for initial
 public offering                              -         (22,360)              -              -               -          -22,360
Net income for the six months
 ended June 30, 1999                          -               -         265,543              -               -          265,543
Other comprehensive income,
 net of tax                                   -               -               -              -        (140,477)        -140,477
                                         --------------------------------------------------------------------------------------
Balance at June 30, 1999                 $5,455      $4,862,717      $5,268,888      $(392,742)      $(138,402)      $9,605,916
                                         ======================================================================================

                 Massachusetts Fincorp, Inc and Subsidiaries
                          STATEMENTS OF CASH FLOWS

                                                             For the Six  Months Ended
                                                                       June 30,
                                                          ----------------------------
                                                                1999             1998
                                                          ----------------------------
                                                                     (unaudited)

Cash flow activities:
  Net income                                              $   265,543         $131,819
  Adjustment to reconcile net income
   to net cash (used)provided by
    operating activities
    Provision for possible loan                                     -                -
    Depreciation and amortization expense                      81,500           67,626
    Net gain on sales of securities
     available for sale                                        (5,993)         (35,446)
    Net gain on sale of foreclosed
    real estate                                                     -                -
    Loans originated for sale                             (18,888,500)     (21,073,393)
    Principal balance on loans sold                        23,419,615       21,507,047
    Amortization of deferred loan fees                        (35,410)         (28,264)
    Amortization of investment
     securities, net of accretion                              13,467           14,646
    Increase in accrued interest receivable                   (80,472)         (66,602)
    Increase in other assets                                 (335,796)        (176,537)
    Increase (decrease) in accrued expenses
     and other liabilities                                   (113,315)         106,133
                                                          ----------------------------

      Net cash (used) provided
       by operating activities                              4,320,639          447,029
                                                          ----------------------------

Cash flows from investing activities:                      (6,755,089)      (3,689,204)
  Purchase of securities held to maturity                           -         (860,041)
  Proceeds from maturities of securities
   available for sale                                               -                -
  Proceeds from maturities of
   securities held to maturity                                770,000          162,000
  Proceeds from sales and calls of
   securities available                                     1,155,993          744,661
  Proceeds from calls of securities
   held to Purchase of Federal Home
    Loan Bank stock                                           (49,900)               -
  Principal payments received on
   mortgage-backed and asset backed securities                 64,166           27,093
  Loan (originations)/ principal
   payments, net                                          (10,455,450)      (8,456,253)
  Purchase of banking premises and equipment               (1,181,817)         (53,679)
                                                          ----------------------------

      Net cash used  by investing activities              (16,452,097)     (11,375,423)
                                                          ----------------------------

Cash flows from financing activities
  Net increase in deposits                                    378,084       13,819,693
  Net increase (decrease) in
   Federal Home Loan Bank advances
    with maturities less than
     three months                                           1,227,000                -
  Federal Home Loan Bank advances with
   maturities in excess of three months                    28,000,000        2,595,327
  Repayment of Federal Home Loan Bank
   advances with maturities in excess
   of three months                                        (17,003,518)      (4,503,380)
  Net increase (decrease) in mortgagor's
   escrow accounts                                             32,144           (5,667)
  IPO expenses                                                (22,360)               -
                                                          ----------------------------

      Net cash provided by financing
       activities                                          12,611,350       11,905,973
                                                          ----------------------------

Net change in cash and cash equivalents                       479,892          977,578

Cash and cash equivalents at
 beginning of period                                        2,469,736        1,492,833

Cash and cash equivalents at
 end of period                                             $2,949,628       $2,470,411
                                                          ============================

Supplementary Information
  Interest paid on deposit accounts                        $1,053,675       $1,027,217
  Interest paid on borrowed funds                             235,908          108,788
  Income tax payments (refunds), net                          112,500          180,000

See accompanying notes to consolidated financial statements.


                         MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

(1)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Massachusetts Fincorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended December 31, 1998, filed with the Securities and Exchange Commission.

(2)  REORGANIZATION AND STOCK OFFERING

      MASSACHUSETTS FINCORP, INC. (the "Company") was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative Bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds amounting to $4.9 million which it used for general business activities and to form and capitalize the Employee Stock Ownership Plan ("ESOP") Loan Subsidiary (MCB Funding Corp.), which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion.

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

      The Bank is a community-oriented co-operative bank which was originally organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its two full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one- to four-family residences, multi-family, commercial real estate loans and construction loans, and, to a lesser extent, home equity lines of credit and consumer loans. The Bank operates through its two full-service banking offices and its two loan origination offices, all of which are located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, advances from the FHLB-Boston and proceeds from the sale of loans.

Operating Strategy

      The Bank's operating strategy consists of maintaining profitability and managing its interest rate risk mainly by originating fixed-rate one- to four-family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable and fixed-rate one- to four-family mortgage loans, multi family, commercial real estate and construction loans for investment. The Bank's originations consist of both retail and wholesale. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of a de novo branch office in 1996 and two loan origination centers in the greater Boston metropolitan area in 1997 and 1998. The Bank has purchased a building for $975,000 to establish another de novo branch office in Quincy, Massachusetts and expects renovations to be completed this summer and the branch to be operational in the fall of 1999. The Bank anticipates moving its administrative and back office functions to the new branch facility. The opening of the Quincy branch office represents the Bank's strategy to increase market share in both retail banking and the mortgage origination in the Quincy market area. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth.

Average Balance Sheet

      Presented below are the average balance sheets for the period

                                                                For the Six Months Ended
                                                                      (unaudited)
                                           -------------------------------------------------------------------
                                                       June 30, 1999                    June 30, 1998
                                           -------------------------------------------------------------------
                                                                  Average                             Average
                                             Average               Yield/     Average                  Yield/
                                             Balance   Interest     Cost      Balance     Interest      Cost
                                           -------------------------------------------------------------------
                                                                   (dollars in thousands)
Assets:
  Interest earning assets:
    Federal funds sold and
      short term investments                $ 1,745    $    33      3.78%    $  1,935     $   58       5.99%
    Securities                                8,968        275      6.13%       6,723        205       6.10%
    Mortgage loans, net                      59,333      2,412      8.13%      46,620      1,910       8.19%
    Other                                       888         30      6.76%         902         32       7.10%
                                           -------------------               -------------------
      Total interest earning assets          70,934      2,750      7.75%      56,180      2,205       7.85%
    Noninterest-earning assets                6,595                             2,557
                                           --------                          --------
    Equity securities                         1,095         29      5.30%         560          6       2.14%
                                           -------------------               -------------------
      Total assets                          $78,624    $ 2,779               $ 59,297      2,211
                                           ========-----------               ========-----------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                      $ 9,769    $    96      1.97%     $ 9,704     $   96       1.98%
      Money market accounts                     452          5      2.21%         871         12       2.76%
      Now accounts                           13,546        228      3.37%      10,821        223       4.12%
      Certificates of deposit                28,225        725      5.14%      25,143        697       5.54%
                                           -------------------                ------------------
      Total deposits                         51,992      1,054      4.05%      46,539      1,028       4.42%
    FHLB advances                             8,931        236      5.28%       3,609        108       5.99%
  Total interest bearing liabilities         60,923      1,290      4.23%      50,148      1,136       4.53%
                                           -------------------                ------------------
Noninterest -bearing demand
  checking accounts                           4,761                            2,999
Noninterest-bearing liabilities               1,883                            1,088
                                           --------                           ------
  Total liabilities                          67,567                           54,235
Total surplus                                11,057                            5,062
                                           --------                          -------
  Total liabilities and surplus             $78,624                          $59,297
                                           ========                          =======
Net interest income                                    $ 1,489                            $1,075
                                                       =======                            ======
Net interest income/interest
 rate spread                                                       3.52%                              3.32%
                                                                  =======                            =======
Net interest margin as a percent
 of interest-earning assets                                         2.10%                              1.91%
                                                                  =======                            =======
Ratio of interest-earning assets
 to interest-bearing liabilities                                  116.43%                            112.03%
                                                                  =======                            =======

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

      The Company's total assets increased by $12.6 million, or 17.6% from $71.6 million at December 31, 1998 to $84.3 million at June 30, 1999. This growth in assets was primarily due to growth in loans, investments and bank premises and equipment, which were funded by increased Federal Home Loan Bank borrowings. Net loans and mortgage loans available for sale increased $5.9 million, from $57.6 million at December 31, 1998, to $63.5 million at June 30, 1999. The increase in loans was the result of enhanced marketing efforts in commercial real estate, multi family and construction products. Securities available for sale increased $5.3 million, primarily due to the purchase of mortgage backed securities and bank premises and equipment increased $1.1 million as result of purchasing a new building in Quincy, Ma. The office is being renovated during the summer and is expected to open in the fall.

      Non-performing assets totaled $64,000 at June 30, 1999 as compared to $173,000 at December 31, 1998 a decrease of $109,000. The decrease of $109,000, was the result of a reduction in non-accrual loans which where paid off in full in January 1999. Non-accrual loans decreased $109,000 from $173,000, or 0.21% of total loans, at December 31, 1998 to $64,000 or 0.10% of total loans at June 30, 1999.

      Total shareholders' equity increased $103,000 from $9.5 million, at December 31, 1998 to $9.6 million at June 30, 1999. This increase was primarily due to $266,000 in net income offset with a $140,000 decrease in other comprehensive income, as the result of the market valuation in available for sale investments.

Comparison of Operating Results for the Three and Six Months Ended June 30, 1999 and 1998

General

      Net earnings for the three and six months ended June 30, 1999 were $99,000, and $266,000 compared to $48,000 and $132,000 for the three and six months ended June 30, 1998, representing increases of $51,000, or 106.2%, and $134,000 or 101.5%, respectively. Basic earnings per share were $.20 and $.52 for the three and six months ended June 30, 1999. Due to the timing of the Bank's conversion to stock form and initial public offering by the Company, per share figures for the prior years are not meaningful. The increase in earnings for the six months ended June 30, 1999 was primarily due to a $568,000 increase in interest and dividend income as the result of increased portfolio loan originations, and an increase in interest and dividends on investments. This increase was partially offset by an increase in non-interest expense of $328,000, which was primarily attributed to increases in salaries and benefits due to additional staff based on growth, occupancy expense, as the result of the purchase of the Quincy office and data processing expense due to a data servicer conversion in connection with becoming Year 2000 compliant.

Interest and Dividend Income

      Interest and dividend income for the three and six months ended June 30, 1999 was $1.4 million and $2.8 million, compared to $1.1 million and $2.2 million for the three and six months ended June 30, 1998. The $568,000 increase in interest and dividend income for the six months ended June 30, 1999, was primarily due to an increase in average interest
earning assets of   $14.8 million from $56.2 million for the six months
ended June 30, 1998, to $70.9 million for the six months ended June 30, 1999, due to increased loan originations and a larger securities portfolio. This increase was offset in part, by a decrease in the average yield on interest earning assets of 10 basis points to 7.75% for the six months ended June 30, 1999, as compared to 7.85% for the six months ended June 30, 1998, due to a lower interest rate environment.

Interest Expense

      Interest expense for the three and six months ended June 30, 1999 was $681,000 and $1.3 million, compared to $596,00 and $1.1 million for the
three and six months ended June 30, 1998.   The $154,000 increase in
interest expense for the six months ended June 30, 1999, was the result of a $10.8 million increase in average interest bearing liabilities, which was primarily due to a $2.7 million, or 25.0% increase in average interest bearing checking accounts to $13.5 million for the six months ended June 30, 1999 compared to $10.8 million for the six months ended June 30, 1998. The average balance of term certificates of deposit increased $3.1 million, or 12.4% to $28.2 million for the six months ended June 30, 1999 compared to $25.1 million, for the six months ended June 30, 1998. The increase in average interest bearing checking accounts was mainly the result of the Bank's promotion of tiered interest bearing checking accounts for retail customers and the increase in term certificates was mainly the result of the promotion of a new 14 month term certificate. The increase in average interest bearing liabilities was offset by a 30 basis point decrease in the cost of funds. Average Federal Home Loan Bank borrowings increased $5.3 million, or 147.2% to $8.9 million for the six months ended June 30, 1999 compared to $3.6 million, for the six months ended June 30, 1998, offset by a 71 basis point decrease in average cost on such advances. These increases were used to fund increased loan origination.

Provision for Possible Loan Losses

      There was no provision for possible loan losses for the three and six months ended June 30, 1999 as compared to an $87,000 provision for the three and six months ended June 30, 1998. The decrease in provision was primarily the result of recoveries on previously charged off loans. At June 30, 1999 and December 31, 1998, the allowance for possible loan losses was $565,000 and $525,000 respectively, which represented 882.8% of non-performing loans and 0.88% of total loans at June 30, 1999 compared to 820.3% of non-performing loans and 0.90% of total loans at December 31, 1998. The allowance for possible loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for possible loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank's inability to utilize funds for other income producing activities during the estimated holding period of the property.

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at June 30, 1999, the Bank's allowance for possible loan losses was sufficient to cover losses inherent in its loan portfolio at that time

Net Interest Income

      Net interest income for three and six months ended June 30, 1999 was $764,000 and $1.5 million compared to $437,000 and $1.0 million for the three and six months ended June 30, 1998. The $415,000 increase in net interest income for the six months ended June 30, 1999, was due to an increase in average interest earning assets in excess of average interest bearing liabilities of $3.9 million, as well as, a 20 basis point increase in interest rate spread, which increased from 3.32% for the six months ended June 30, 1998 to 3.52% for the six months ended June 30, 1999.

Non-Interest Income

      Non-interest income for the three and six months ended June 30, 1999 was $126,000 and $335,000, compared to $204,000 and $330,000 for the three and six months ended June 30, 1998. The $4,700, or 1.5% increase for the six months ended June 30, 1999 was the result of a $14,000 increase in the gain of sale of loans, resulting from increased mortgage banking activity, and a $24,000 increase in miscellaneous income. The increase was partially offset with a $29,000 decrease on the gain on sale of securities available for sale.

Non-Interest Expense

      Non-interest expense for the three and six months ended June 30, 1999 was $740,000 and $1.5 million, compared to $573,000 and $1.1 million for the three and six months ended June 30, 1998. The $328,000, or 36.4% increase for the six months ended June 30, 1999, was primarily due to a $191,000 increase in salaries and benefits, which was the result of salary increases, additions to staff based on growth and increased benefit administration costs. Occupancy expense increased $18,000 which was partially related to the purchase of our new Quincy Office and more significantly an increase in depreciation expense due to the purchase of
computer software and equipment as the result of Y2K preparedness.   Data
processing expense increased $31,000, which was primarily the result of a non-recurring data conversion expense related to implementation of a new data processing system and Y2K preparedness. General and administrative expenses increased $89,000 which was partially related to the general operating expenses of a public institution and overall growth.

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

      The primary investing activities of the Bank are the origination of loans, including residential one-to four-family mortgage loans, multi-family, commercial real estate loans, construction loans, and, to a lesser extent, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, the maturing of investment securities, deposit growth and the utilization of FHLB advances. During the six months ended June 30, 1999 and 1998, the Bank's loan originations totaled $18.9 million, and $21.1 million, respectively. For the six months ended June 30, 1999 and 1998, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $6.8 million and $4.5 million, respectively. The Bank experienced a net increase in total deposits of $378,000 for the six months ended June 30, 1999, as compared to a net increase of $13.9 million for the six months ended June 30, 1998. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank has total borrowing capacity of approximately $39.8 million at June 30, 1999 at which time the Bank had $16.4 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $9.9 million at June 30, 1999. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1999 totaled $23.6 million. From June 30, 1998 to June 30, 1999, the Bank experienced an 77.6% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At June 30,1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $7.8 million, or 14.3% of adjusted assets, which is above the required level of $1.8 million, or 4.00%, and risk-based capital of $8.3 million, or 15.2% of adjusted assets, which is above the required level of $3.7 million, or 8.00%.

      The net proceeds of the capital injection, as the result of the Conversion, have been utilized for the funding of loan growth. Additionally, the Bank has incurred capital expenditures of approximately $1.0 million and expects to incur an additional $1.0 million in connection with the establishment of a de novo branch office and relocation of its administrative offices, and approximately $186,000 in connection with achieving Year 2000 compliance and upgrading its related technology systems.

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

      While the Bank maintains an internal computer system for certain operating functions, the substantial majority of the Bank's data processing is out-sourced to a third party. The Bank has reviewed the Year 2000 compliance of its third party data processing vendor. In connection with such review, the Bank determined that its prior third party data processing vendor was not Year 2000 compliant and, accordingly, began using a new third party data processing vendor on March 22, 1999. Such new third party vendor has provided the Bank with written assurances that the system and the software which it is licensed to use are Year 2000 compliant. The Bank's new third party data processor has completed testing the integration of the system with its licensed software to ensure that the integrated system will be Year 2000 compliant. The Bank has received notification on June 21, 1999 that the third party data processing system has been tested and is compliant.

      The Bank has completed the internal and external portion of its testing phase. During the contingency phase, the Bank has identified alternative action plans or systems for all critical and necessary systems, which were not compliant and tested by March 31, 1999. The Bank has identified appropriate business responses to all critical core processes.

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

      Although the Bank has contacted each of its significant suppliers and vendors and continues to monitor their progress, the Bank has developed contingency plans for any critical system supplier or vendor which has not yet been able to respond positively as regards to their year 2000 compliance. The Bank's business or operations could be adversely affected if any of the Bank's significant customers and suppliers do not successfully achieve Year 2000 compliance in a timely manner. However, management believes that the Bank's own internal system, networks and resources would allow the Bank to effectively operate and service its customers in the event its significant vendors do not achieve satisfactory Year 2000 compliance. In addition, if significant suppliers fail to meet Year 2000 operating requirements, the Bank intends to engage alternative suppliers. In the event that the Bank's progress towards becoming Year 2000 complaint is deemed inadequate, regulatory action may be undertaken.

      The Bank is currently engaging in an upgrade of its technology systems in addition to implementing its Year 2000 policy. To date, the Bank has expended approximately $128,000 on Year 2000 issues and related technology updates. In addition, the Bank has estimated that it will spend another $55,000 in connection with the future costs associated with achieving Year 2000 compliance and its related technology systems upgrade. Approximately $69,000 of the past and $55,000 of the future expenses represents upgrades to the Bank's general ledger and data processing systems. The cost of these systems will be capitalized and depreciated over their expected useful life. While the Bank cannot estimate the costs and expenses associated with hiring new vendors and suppliers, management believes that such costs would not have a material impact on the Bank's earnings or results of operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

             The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

Item 2.   Changes in Securities and Use of Proceeds.

             None

Item 3.   Defaults Upon Senior Securities.

             None.

Item 4.   Submission of Matters to a Vote of Security Holders.

             None.

Item 5.   Other Information.

             None.

Item 6.   Exhibits and Reports on Form 8-K

             (a)      Exhibits

                      11.0       Statement Regarding Computation of Per
                                 Share Earnings
                      27.0       Financial Data Schedule
                      -------------------------------------------------
             (b)      Reports on Form 8-K

                      None

                                 SIGNATURES


      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MASSACHUSETTS FINCORP, INC.


Date:  August 9, 1999             By:  /s/Paul C. Green
       ----------------                -------------------------------
                                       Paul C. Green
                                       President and Chief Executive
                                       Officer


Date:  August 9, 1999             By:  /s/Ruth J. Rogers
       ----------------                -------------------------------
                                       Ruth J. Rogers
                                       Chief Financial Officer, Treasurer
                                       and Secretary