Form 10QSB
period 1999-09-30
MASSACHUSETTS FINCORP INC
filed 1999-11-08
CIK 1066170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-24791

MASSACHUSETTS FINCORP, INC. (Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	04-3431804 (I.R.S. Employer Identification No.)
1442 Dorchester Avenue, Boston, Massachusetts (Address of principal executive offices)	02122 (Zip Code)
(617) 825-5555 (Issuer's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changes since last report)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [  ]

Yes  [X]      No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 545,481 shares of common stock, par value $0.01 per share, outstanding as of November 4, 1999.

MASSACHUSETTS FINCORP, INC.
FORM 10-QSB
Index

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.
Massachusetts Fincorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	At September 30,	At December 31,
	1999	1998
	(unaudited)

ASSETS
Cash and due from banks	$ 1,496,755	$ 708,827
Federal funds sold	2,941,155	1,760,909
Total cash and cash equivalents	4,437,911	2,469,736

Securities available for sale	12,418,405	7,403,857
Securities held to maturity	526,603	1,308,286
Federal Home Loan Bank Stock, at cost	1,078,300	762,800
Mortgages loans held for sale	675,200	6,335,665

Loans	71,272,857	51,801,597
Less: allowance for possible loan losses	(571,161)	(524,924)
Loans, net	70,701,696	51,276,673

Banking premises and equipment, net	2,913,936	1,206,459
Accrued interest receivable	459,666	350,054
Due from Co-operative Central Bank	242,850	242,850
Other assets	515,338	276,740

	$93,969,905	$71,633,120

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$63,042,608	$56,992,800
Federal Home Loan Bank borrowings	20,009,745	4,210,889
Mortgagor's escrow accounts	417,348	292,944
Accrued expenses and other liabilities	849,161	633,277
Total liabilities	84,318,862	62,129,910

Commitments and contingencies

Preferred stock, par value $.01 per share, 500,000 shares
authorized; no shares are issued or outstanding	-	-
Common stock par value $.01 per share, 2,500,000 shares
authorized; 545,481 shares issued and outstanding	5,455	5,455
Additional paid in capital	4,862,716	4,885,076
Unallocated ESOP shares	(392,742)	(392,742)
Retained earnings	5,343,450	5,003,347
Accumulated other comprehensive income	(167,836)	2,074
Total Shareholders' equity	9,651,043	9,503,210

	$93,969,905	$71,633,120

See accompanying notes to unaudited consolidated financial statements.

Massachusetts Fincorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
	(unaudited)		(unaudited)

Interest and dividend income:
Interest and fees on loans	$1,339,295	$1,056,301	$3,756,365	$2,973,114
Interest on investments	181,727	121,679	463,573	333,661
Dividends on investments	34,487	17,216	88,068	47,963
Interest on short-term investments	-	-	-	20,367
Interest on federal funds sold	13,783	16,845	40,202	47,442
Total interest and dividend income	1,569,293	1,212,040	4,348,207	3,422,548
Interest expense:
Interest on deposit accounts	534,901	584,046	1,588,575	1,611,263
Interest on borrowed funds	267,025	72,401	502,933	181,189
Total interest expense.	801,926	656,447	2,091,508	1,792,452
Net interest income	767,366	555,594	2,256,699	1,630,096
Provision for possible loan lossses	(13,144)	-	(13,144)	87,413
Net interest income, after provision for possible
loan losses	780,510	555,594	2,269,843	1,542,683

Non-interest income:
Customer service fees	34,382	38,390	110,940	118,215
Gain on sale of loans and loan servicing rights.	58,212	106,823	266,982	302,024
Net gain on sales of securities available for sale	-	-	5,993	35,446
Miscellaneous	10,515	23,228	54,028	42,881
Total non-interest income	103,110	168,441	437,943	498,566

Non-interest expense:
Salaries and employee benefits	435,697	357,005	1,234,692	965,132
Occupancy and equipment	93,828	73,106	279,588	240,492
Data processing	42,285	37,025	146,594	110,566
Contributions	4,145	765	7,528	5,011
Other general and administrative.	189,828	143,769	555,293	420,441
Total non-interest expense	765,784	611,670	2,223,695	1,741,642
Income before income tax provision.	117,836	112,365	484,090	299,607
Income tax provision	43,278	33,260	143,987	88,684
Net income	$ 74,558	$ 79,105	$ 340,103	$ 210,923

Other comprehensive income, net of tax:
Unrealized gains (loss) on securities:
Unrealized holding gains (loss) arising during
the period	(29,434)	(19,292)	(166,007)	(416)
Less: reclassification adjustment for (gains)
Included in net income	-	-	(3,903)	(23,086)
Other comprehensive income (loss), net of tax	(29,434)	(19,292)	(169,910)	(23,502)
Comprehensive income	$ 45,125	$ 59,813	$ 170,193	$ 187,421

Basic and diluted earnings per share	$0.15	-	$0.67	-
Weighted average common shares outstanding - basic and diluted	508,934	-	507,843	-

See accompanying notes to unaudited consolidated financial statements.

Massachusetts Fincorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
September 30, 1999 and Years ended December 31, 1998, 1997 and 1996

					Accumulated
				Unallocated	Other
	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income(Loss)	Total

Balance at December 31, 1996	$ -	$ -	$4,565,304	$ -	$ 29,301	$4,594,605
Net income for the year ended December 31, 1997	-	-	367,534	-	-	367,534
Other comprehensive income, net of tax	-	-	-	-	24,379	24,379
Balance at December 31, 1997	-	-	4,932,838	-	53,680	4,986,518
Stock issued pursant to initial common stock offering	4,759	4,753,921	-	-	-	4,758,680
Issuance of 25,975 shares of common stock to the
Massachusetts Charitable Foundation	260	259,490	-	-	-	259,750
Common Stock accquired by ESOP	436	435,944	-	-	-	436,380
Unallocated ESOP shares	-	-	-	(392,742)	-	(392,742)
Expenses incurred for initial public offering	-	(564,278)	-	-	-	(564,278)
Net income for the year ended December 31, 1998	-	-	70,507	-	-	70,507
Other comprehensive income, net of tax	-	-	-	-	(51,605)	(51,605)
Balance at December 31, 1998	5,455	4,885,077	5,003,345	(392,742)	2,075	9,503,210
Expenses incurred for initial public offering.	-	(22,360)	-	-	-	(22,360)
Net income for the nine months ended September 30, 1999	-	-	340,103	-	-	340,103
Other comprehensive income, net of tax	-	-	-	-	(169,910)	(169,910)
Balance at September 30, 1999	$5,455	$4,862,717	$5,343,448	$(392,742)	$(167,835)	$9,651,043

See accompanying notes to unaudited consolidated financial statements.

Massachusetts Fincorp, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	1999	1998
	(unaudited)
Cash flow from operating activities:
Net income	$ 340,103	$ 210,924
Adjustment to reconcile net income to net cash
(used)provided by operating activities
Provision for possible loan losses	(13,144)	87,413
Depreciation and amortization	123,907	98,776
Net gain on sales of securities available for sale	(5,993)	(35,446)
Net gain on sale of foreclosed real	-	-
Loans originated for.	(22,874,545)	(29,766,518)
Principal balance on loans sold	28,535,010	29,180,668
Amortization of deferred loan fees.	(23,886)	(35,319)
Amortization of investment securities, net of accretion	25,617	20,226
Increase in accrued interest receivable	(109,612)	(38,688)
Increase in other assets	(91,848)	(270,611)
Increase (decrease) in accrued expenses
and other liabilities	215,884	113,456

Net cash (used) provided by operating activities	6,121,493	(435,118)

Cash flows from investing activities:
Purchase of securities available for sale	(7,193,249)	(4,390,766)
Purchase of securities held to maturity	-	(860,041)
Proceeds from maturities of securities available for sale	-	500,000
Proceeds from maturities of securities held to maturity	770,000	1,314,000
Proceeds from sales and calls of securities available
for sale	1,655,993	780,106
Proceeds from calls of securities held to maturity	-	750,000
Purchase of Federal Home Loan Bank stock	(315,500)	-
Principal payments received on mortgage-backed and
asset backed securities	221,818	55,578
Loan (originations)/ principal payments, net.	(19,411,879)	(9,556,539)
Purchase of banking premises and equipment	(1,831,210)	(72,449)

Net cash used by investing activities	(26,104,026)	(11,480,111)

See accompanying notes to unaudited consolidated financial statements.

Massachusetts Fincorp, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended
	September 30,
	1999	1998
	(unaudited)
Cash flows from financing activities:
Net increase in deposits	6,049,808	14,131,163
Net increase (decrease) in Federal Home Loan Bank
advances with maturities less than three months	881,000	(837,000)
Federal Home Loan Bank advances with maturities
in excess of three months	46,027,563	4,000,000
Repayment of Federal Home Loan Bank advances
with maturities in excess of three months	(31,109,707)	(4,505,085)
Net increase (decrease) in mortgagor's escrow accounts	124,404	54,305
IPO expenses	(22,360)	-

Net cash provided by financing activities.	21,950,708	12,843,383

Net change in cash and cash equivalents	1,968,174	928,154

Cash and cash equivalents at beginning of period	2,469,736	1,492,833

Cash and cash equivalents at end of period.	$ 4,437,910	$ 2,420,987

Supplementary Information
Interest paid on deposit accounts	$ 1,588,575	$ 1,611,263
Interest paid on borrowed funds	502,933	181,189
Income tax payments (refunds), net.	129,272	133,546

See accompanying notes to unaudited consolidated financial statements.

MASSACHUSETTS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Massachusetts Fincorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-QSB may include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Bank conducts its operations.

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

Operating Strategy

      The Bank's operating strategy consists of maintaining profitability and managing its interest rate risk mainly by originating fixed-rate one- to four-family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable and fixed-rate one- to four-family mortgage loans, multi family, commercial real estate and construction loans for investment. The Bank's originations consist of both retail and wholesale. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of a de novo branch office in 1996 and two loan origination centers in the greater Boston metropolitan area in 1997 and 1998. The Bank has purchased a building for $975,000 to establish another de novo branch office in Quincy, Massachusetts and expects renovations to be completed and the branch to be operational in the fourth quarter of 1999. The Bank anticipates moving its administrative and back office functions to the new branch facility. The opening of the Quincy branch office represents the Bank's strategy to increase market share in both retail banking and the mortgage origination in the Quincy market area. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth.

Average Balance Sheet

      Presented below are the average balance sheets for the period
	For the Nine Months Ended
	(unaudited)
	September 30, 1999			September 30, 1998
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold and short term investments	$ 1,758	$ 52	3.93%	$ 1,820	$ 79	5.82%
Securities	9,908	452	6.08%	6,954	322	6.17%
Mortgage loans, net	62,031	3,748	8.06%	48,817	2,963	8.09%
Other	966	49	6.83%	899	47	6.95%
Total interest earning assets	74,662	4,301	7.68%	58,489	3,411	7.78%
Noninterest-earning assets	6,749			2,573
Equity securities	1,155	47	5.42%	531	11	2.80%
Total assets	$82,566	$4,348		$61,594	$3,422
Liabilities and Surplus:
Interest bearing liabilities:
Deposits:
Savings accounts	$10,007	$ 147	1.96%	$ 9,717	$ 144	1.97%
Money market accounts	326	6	2.40%	825	17	2.70%
Now accounts	13,685	348	3.39%	11,486	366	4.25%
Certificates of deposit	28,337	1,088	5.12%	26,086	1,085	5.54%
Total deposits	52,355	1,589	4.05%	48,114	1,611	4.47%
FHLB advances	12,444	503	5.39%	3,831	181	6.31%
Total interest bearing liabilities	64,799	2,092	4.30%	51,945	1,792	4.60%
Noninterest -bearing demand checking accounts	5,019			3,449
Noninterest-bearing liabilities	2,148			1,073
Total liabilities	71,966			56,467
Total surplus	10,600			5,127
Total liabilities and surplus	$82,566			$61,594
Net interest income		$2,257			$1,630
Net interest income/interest rate spread			3.38%			3.18%
Net interest margin as a percent
of interest-earning assets			3.02%			2.79%
Ratio of interest-earning assets
to interest-bearing liabilities			115.22%			112.60%

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

      The Company's total assets increased by $22.3 million, or 31.2% for the nine months ended September 30, 1999 from $71.6 million on December 31, 1998 to $94.0 million at September 30, 1999. This growth in assets was primarily due to growth in loans, investments and bank premises and equipment, which were funded by $4.2 million of net conversion proceeds, as well as, a $6.0 million increase in deposits and a $15.8 million in Federal Home Loan Bank borrowings. Net loans, inclusive of available for sale loans, increased $13.7 million, from $57.6 million at December 31, 1998, to $71.4 million at September 30, 1999. The increase in loans was the result of continued marketing efforts in 1-4 family, commercial real estate, multi family and construction products. Securities available for sale increased $5.0 million due to the purchase of a $5.0 million U.S. Government Agency mortgaged-back security. Bank premises and equipment increased $1.8 million as the result of purchasing and renovating our new Quincy office in Quincy, MA. The office is in the process of renovation and is expected to open later in the fourth quarter.

      Non-performing assets totaled $109,000 at September 30, 1999 as compared to $173,000 at December 31, 1998 a decrease of $64,000. The net decrease of $64,000 is primarily the result of a $109,000 reduction in non-accrual loans which where paid off in full in January 1999 and an additional $47,000 loan placed on non-accrual status.

      Total shareholders' equity increased $148,000 from $9.5 million, at December 31, 1998 to $9.7million at September 30, 1999. This increase was primarily the net result of a $340,000 increase in net income offset with a $170,000 decrease in other comprehensive income, as the result of the market valuation in available for sale investments.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

General

      Net income for the three months ended September 30, 1999 was $75,000, as compared to $79,000 for the three months ended September 30, 1998, representing a decrease of $4,000 or 5.8%. Basic earnings per share were $.15 for the three months ended September 30. 1999. Due to the timing of the Bank's conversion to stock form and initial public offering by the Company, per share figures for the prior years are not meaningful. This decrease in earnings for the three months ended September 30, 1999 was primarily due to a $65,000 decrease in non-interest income, as well as a $154,000 increase in non-interest expense. The decrease in non-interest income was primarily due to a $49,000 decrease in gain on sale of loans as the result of lower sold originations on available for sale loans due to a higher interest rate environment, as well as a $13,000 decrease in miscellaneous income. The $154,000 increase in non-interest expense was primarily attributed to increases in salaries and benefits due to additional staff based on growth, as well as a newly formed board of directors as the result of the Bank's conversion to stock form. Occupancy expense increased $21,000 as the result of the purchase of the Quincy office and other general and administrative expenses increased $46,000. These decreases were offset with a $212,000 increase in net interest income as the result of increased portfolio loan originations, increased investment and dividend income, as well as a $13,000 decrease in provision for loan losses.

Interest and Dividend Income

      Interest and dividend income for the three months ended September 30, 1999 was $1.6 million, an increase of $400,000, as compared to $1.2 million for the three months ended September 30, 1998. The increase in interest and dividend income is attributable, in part, to the increase in portfolio loan originations, which provided an increase in interest and fee income of $283,000. Additionally, there was an increase of $77,000 for the same period due to interest and dividends on investments. This increase was the result of the purchase of a U.S. Government Agency mortgage-backed security and the reinvestment of maturing corporate bonds and equities.

Interest Expense

      Interest expense for the three months ended September 30, 1999 was $802,000 as compared to $656,00 for the three months ended September 30, 1998. The $146,000 increase in interest expense was the result of increased borrowings from the Federal Home Loan Bank, which were used to fund increased loan originations. The increase was partially offset by a $49,000 decrease in interest on deposit accounts as the result of a decrease in the cost of funds.

Provision for Possible Loan Losses

      Provision for possible loan losses decreased $13,000 for the three months ended September 30, 1999 from no provision for the three months ended September 30, 1998, as compared to $13,000 credit for the three months ended September 30, 1999. This decrease in provision for loan losses was the result of recoveries from previous charged-off loans, although the overall loan loss reserve has increased in relationship to loan growth.

Net Interest Income

      Net interest income for three months ended September 30, 1999 was $767,000 as compared to $556,000 for the three months ended September 30, 1998. The $212,000 increase in net interest income as of September 30, 1999, as compared to the same period in 1998 was due to a combination of an increase in portfolio loan originations, generating more interest income, as well as an increase in available for sale investments. These increases were offset with increased Federal Home Loan Bank borrowings.

Non-Interest Income

      Non-interest income for the three months ended September 30, 1999 was $103,000 as compared to $168,000 for the three months ended September 30, 1998. The $65,000 decrease as of September 30, 1999 as compared to the same period in 1998 was mainly the result of a $48,000 decrease in the gain of sale of loans, resulting from decreased available for sale loan originations, as the result of a higher interest rate environment. Additionally miscellaneous income decreased $13,000 as the result of non-recurring fees earned in the third quarter of 1998.

Non-Interest Expense

      Non-interest expense for the three months ended September 30, 1999 was $766,000 as compared to $612,000 for the three months ended September 30, 1998. The $154,000, or 25.2% increase as of September 30, 1999, as compared to the same period in 1998, was primarily due to a $79,000 increase in salaries and benefits, which was the result of salary increases, additions to staff based on growth and increased benefit administration costs. In addition a new board of directors was required for our newly formed holding company as the result of the Bank's conversion to stock form. Occupancy expense increased $21,000 that was partially related to the purchase of our new Quincy Office, and other general and administrative expenses increased $46,000, which was partially attributed to legal fees as the result of being a public company.

Income Tax Expense

      Income tax expense differs from statutory tax rates due to the effect of permanent differences such as tax credits and dividends received deductions.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

General

      Net income for the nine months ended September 30, 1999 was $340,000, as compared to $211,000 for the nine months ended September 30, 1998, representing an increase of $129,000 or 61.3%. Basic earnings per share were $.67 for the nine months ended September 30, 1999. Due to the timing of the Bank's conversion to stock form and initial public offering by the Company, per share figures for the prior years are not meaningful. This increase in earnings for the nine months ended September 30, 1999 was primarily due to a $926,000 increase in interest and dividend income as the result of increased portfolio loan originations and an increase in interest and dividends on investments. The increase was partially offset by an increase in non-interest expense of $482,000, which was primarily attributed to increases in salaries and benefits due to additional staff based on growth, occupancy expense, as the result of the purchase of the Quincy office and other general and administrative expenses, partially attributed to being a public company.

Interest and Dividend Income

      Interest and dividend income for the nine months ended September 30, 1999 was $4.3 million, as compared to $3.4 million for the nine months ended September 30, 1998. The $926,000 increase in interest and dividend income for the nine months ended September 30, 1999, was primarily due to an increase in average interest earning assets of $16.2 million from $58.5 million for the nine months ended September 30, 1998, to $74.7 million for the nine months ended September 30, 1999, which was offset, in part, by lower average yields on interest earning assets. Average yield on interest earning assets decreased 10 basis points to 7.7% for the nine months ended September 30, 1999, as compared to 7.8% for the nine months ended September 30, 1998.

Interest Expense

      Interest expense for the nine months ended September 30, 1999 was $2.1 million, as compared to $1.8 million for the nine months ended September 30, 1998. The $300,000 increase in interest expense as of September 30, 1999, as compared to the same period for 1998, was the result of a $12.9 million increase in average interest bearing liabilities, which was offset in part by a 30 basis point decrease in the cost of funds, from 4.6% for nine months ended September 30, 1998 to 4.3% for the same period in 1999. The increase in average interest bearing liabilities was primarily due to a $2.2 million, or 19.1% increase in average interest bearing checking accounts to $13.7 million, for the nine months ended September 30, 1999 as compared to $11.5 million for the nine months ended September 30, 1998. Average term certificates of deposit increased $2.2 million, or 8.4% to $28.3 million for the nine months ended September 30, 1999 as compared to $26.1 million, for the nine months ended September 30, 1998. The increase in interest bearing checking accounts was mainly the result of the Bank's promotion of tiered interest bearing checking accounts for retail customers and the increase in term certificates was the promotion of new fourteen, eight and twenty-four month term certificates. Average Federal Home Loan Bank borrowings increased $8.6 million, or 226.3% to $12.4 million for the nine months ended September 30, 1999 as compared to $3.8 million, for the nine months ended September 30, 1998. This increase was used to fund increased loan origination.

Provision for Possible Loan Losses

      The allowance for possible loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for possible loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property, securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank's inability to utilize funds for other income producing activities during the estimated holding period of the property.

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. As a result of this analysis the loan loss provision decreased $13,000 for the nine months ended September 30, 1999 due to recoveries on charged off loans.

Net Interest Income

      Net interest income for the nine months ended September 30, 1999 was $2.3 million as compared to $1.6 million for the nine months ended September 30, 1998. The $700,000 increase in net interest income as of September 30, 1999, as compared to the same period in 1998 was due to a combination of an increase in average interest earning assets of $16.2 million at an average yield comparable to prior period (7.68% in 1999, 7.8% in 1998) to a small comparable increase of interest bearing liabilities of $12.9 million with a 30 basis point reduction in average yield (4.3% in 1999 vs. 4.6% in 1998). net of average interest bearing liabilities of $3.3 million, as well as, a 20 basis point increase in interest rate spread, which increased from 3.18% for the nine months ended September 30, 1998 as compared to 3.38% for the nine months ended September 30, 1999.

Non-Interest Income

      Non-interest income for the nine months ended September 30, 1999 was $438,000, as compared to $499,000 for the nine months ended September 30, 1998. The $61,000, or 12.2% decrease as of September 30, 1999 as compared to the same period in 1998 was partially the result of a $35,000 decrease in the gain of sale of loans, resulting from a decrease in sold loan originations due to market conditions. Additionally gains on securities available for sale decreased $29,000. These decreases were partially offset with an $11,000 increase in miscellaneous income as the result of non-recurring fees earned.

Non-Interest Expense

      Non-interest expense for the nine months ended September 30, 1999 was $2.2 million, as compared to $1.7 million for the nine months ended September 30, 1998. The $500,000, or 29.4% increase as of September 30, 1999, as compared to the same period in 1998, was primarily due to a $270,000 increase in salaries and benefits, which was the result of salary increases, additions to staff based on growth and increased benefit administration costs. In addition a new board of directors was required for our newly formed holding company as the result of the Bank's conversion to stock form. Occupancy expense increased $39,000, which was partially related to the purchase of our new Quincy Office and more significantly an increase in depreciation expense due to the purchase of computer software and equipment as the result of Y2K preparedness. Data processing expense increased $36,000, which was primarily the result of a non-recurring data conversion expense related to implementation of a new data processing system and Y2K preparedness and other general and administration expenses increased $135,000 which is partially the result of being a public company.

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

      The primary investing activities of the Bank are the origination of loans, including residential one-to four-family mortgage loans, multi-family, commercial real estate loans, construction loans, and, to a lesser extent, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, the maturing of investment securities, deposit growth and the utilization of FHLB advances. During the nine months ended September 30, 1999 and 1998, the Bank's loan originations totaled $62.1 million and $56.8 million, respectively. For the nine months ended September 30, 1999 and 1998, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $12.9 million and $7.8 million, respectively. The Bank experienced a net increase in total deposits of $6.0 million for the nine months ended September 30, 1999, as compared to a net increase of $14.1 million for the nine months ended September 30, 1998. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank has total borrowing capacity of approximately $44.7 million at September 30, 1999 at which time the Bank had $20.0 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $8.7 million at September 30, 1999. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1999 totaled $27.3 million. From September 30, 1998 to September 30, 1999, the Bank experienced a 78.3% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $9.7 million, or 18.5% of adjusted assets, which is above the required level of $1.8 million, or 4.0%, and risk-based capital of $10.2 million, or 19.5% of adjusted assets, which is above the required level of $3.7 million, or 8.0%.

      The net proceeds of the capital injection, as the result of the Conversion, have been utilized for the funding of loan growth. Additionally, the Bank has incurred capital expenditures of approximately $1.9 million and expects to incur an additional $300,000 in connection with the establishment of a de novo branch office and relocation of its administrative offices, and approximately $128,000 in connection with achieving Year 2000 compliance and upgrading its related technology systems.

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

      The Bank has completed its awareness phase with the exception of its ongoing task of notifying its customers and shareholders of its preparedness. The Bank has also completed its inventory phase. During the inventory phase the Bank identified all hardware and software applications as well as vendor and service providers. The various systems identified were then prioritized in consideration of their overall importance of use to the Bank. During the conversion and implementation phase, the Bank has replaced all internal systems, which were deemed critical or necessary to the Bank's operation.

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

      The Bank's operations may also be affected by the Year 2000 compliance of its significant customers, suppliers and other vendors. The Bank's loan portfolio consists primarily of loans on residential and mixed use properties whose cash flows depended on payments of leases by tenants that are unlikely to be materially affected by Year 2000 issues. The Bank has reviewed its loan relationships and has determined that it does not have any material amount of loans to individuals or entities that are susceptible to Year 2000 issues such that their noncompliance with Year 2000 issues will materially affect their ability to repay such loans. New loan relationships are reviewed for potential Yyear 2000 implications during the underwriting process.

      Although the Bank has contacted each of its significant suppliers and vendors and continues to monitor their progress, the Bank has developed contingency plans for any critical system supplier or vendor which has not yet been able to respond positively as regards to their yYear 2000 compliance. The Bank's business or operations could be adversely affected if any of the Bank's significant customers and suppliers do not successfully achieve Year 2000 compliance in a timely manner. However, management believes that the Bank's own internal system, networks and resources would allow the Bank to effectively operate and service its customers in the event its significant vendors do not achieve satisfactory Year 2000 compliance. In addition, if significant suppliers fail to meet Year 2000 operating requirements, the Bank intends to engage alternative suppliers. In the event that the Bank's progress towards becoming Year 2000 complaint is deemed inadequate, regulatory action may be undertaken.

      The Bank is currently engaging in an upgrade of its technology systems in addition to implementing its Year 2000 policy. The Bank has expended approximately $128,000 on Year 2000 issues and related technology updates. Future Y2K expenses are expected to be minimal. Approximately $69,000 of the expenses represents upgrades to the Bank's general ledger and data processing systems. The cost of these systems will be capitalized and depreciated over their expected useful life.

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

MASSACHUSETTS FINCORP, INC.
Date: November 4, 1999	By: /s/Paul C. Green Paul C. Green President and Chief Executive Officer
Date: November 4, 1999	By: /s/Ruth J. Rogers Ruth J. Rogers Chief Financial Officer, Treasurer and Secretary