Form 10KSB
period 1999-12-31
MASSACHUSETTS FINCORP INC
filed 2000-03-24
CIK 1066170

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Fiscal Year Ended December 31, 1999

                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-24791

                         MASSACHUSETTS FINCORP, INC
                         --------------------------
               (Name of small business issuer in its charter)

                 Delaware                                04-3431804
                 --------                                ----------
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                       Identification No.)

   70 Quincy Avenue, Quincy, Massachusetts                 02169
   ---------------------------------------                 -----
   (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:                          (617) 825-5555
                                                    --------------

Securities registered under Section 12(b)
 of the Exchange Act:                               None
                                                    ----

Securities registered under Section 12(g)
 of the Exchange Act:                               Common Stock, par value
                                                    $.01 per share
                                                    -----------------------
                                                       (Title of Class)

      Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   [X]      NO   [ ]

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.      [X]

      The Issuer's revenues for the fiscal year under report were $403,001.

      As of March 14, 2000, there were issued and outstanding 545,481 shares of the Registrant's Common Stock. Based on the average of the bid and ask prices, the aggregate market value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 14, 2000, was $5,570,002 (484,348 shares at $11.50 per share).

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.


                                    INDEX


PART I
  ITEM 1.  DESCRIPTION OF BUSINESS.                                       3

  ITEM 2.  DESCRIPTION OF PROPERTY.                                      26

  ITEM 3.  LEGAL PROCEEDINGS.                                            27

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          27

PART II
  ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.                                          28

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.                          28

  ITEM 7.  FINANCIAL STATEMENTS                                          41

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.                          65

PART III
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.   66

  ITEM 10. EXECUTIVE COMPENSATION.                                       66

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.                                                   66

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.               66

PART IV
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.                             66

  SIGNATURES                                                             68


PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

      Massachusetts Fincorp, Inc. (the "Company") was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative Bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds amounting to $4.9 million which it used for general business activities and to form and capitalize the Employee Stock Ownership Plan ("ESOP") Loan Subsidiary (MCB Funding), which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion. At December 31, 1999, the Company had total assets of $96.4 million and stockholders' equity of $9.6 million.

      The Bank is a community-oriented co-operative bank which was organized in 1908 as the Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its three full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences and multi-family and commercial real estate loans, construction loans and to a lesser extent, home equity lines of credit and consumer loans. The Bank operates through its three full-service banking offices and a loan origination office, all of which are located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits, advances from the FHLB-Boston and, to a lesser extent, principal and interest payments on loans and investment securities, and proceeds from the sale of loans.

      The following discussion refers to the Bank's operations as it makes up the vast majority of the Company's assets.

Market Area and Competition

      The Bank moved its administrative headquarters and executive offices to Quincy, Massachusetts in December 1999. In conjunction with this move, the Bank closed its loan origination offices in Norwell, Massachusetts and Dorchester, Massachusetts due to their close proximity to the Quincy office. The Bank's primary deposit gathering area is concentrated in the communities surrounding its three full service offices located in Dorchester, Milton and Quincy. The Bank also maintains a loan origination office located in the Boston suburban community of Wakefield, Massachusetts. All of the Bank's banking and loan origination offices are located within 30 miles of Boston. Although the Bank originates loans throughout Massachusetts and New Hampshire, the Bank's primary lending area is the greater Boston metropolitan area.

      The Quincy and Dorchester sections of Boston, Massachusetts are fully developed and densely populated urban areas located south of downtown Boston. The major traffic roadways running through Quincy and Dorchester, including U.S. Interstate Highway 93, are heavily traveled and lined with commercial and retail business operations. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher education, medical care and research facilities and the corporate headquarters of several significant investment and technology companies employing individuals with specialized skills. These firms and businesses, along with tourism, form the backbone of the economy of the greater Boston metropolitan area.

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

                                                                   At December 31,
                                          -------------------------------------------------------------------
                                                 1999                    1998                    1997
                                          -------------------------------------------------------------------
                                                     Percent                 Percent                 Percent
                                          Amount     of Total     Amount     of Total     Amount     of Total
                                          -------    --------     -------    --------     -------    --------
                                                                   (In Thousands)

Mortgage loans:
  One- to four-family                     $54,943      72.96%     $44,887      77.02%     $37,953      84.61%
  Multi-family                              7,715      10.24%       3,267       5.61%       2,460       5.48%
  Commercial real estate                    4,283       5.69%       1,557       2.67%       1,485       3.31%
  Construction, net of due mortgagor        7,829      10.40%       8,011      13.75%       2,169       4.84%
  Home equity lines                           260       0.35%         404       0.69%         560       1.25%
                                          ------------------------------------------------------------------
      Total mortgage loans                 75,030      99.64%      58,126      99.73%      44,627      99.49%
                                          ------------------------------------------------------------------
Consumer loans:
  Auto loans                                  208       0.28%          83       0.14%         119       0.27%
  Loans on savings accounts                    41       0.05%          38       0.07%          76       0.17%
                                          ------------------------------------------------------------------
      Total consumer loans                    249       0.33%         121       0.20%         195       0.44%
                                          ------------------------------------------------------------------
Other loans                                    24       0.03%          36       0.06%          35       0.07%
                                          ------------------------------------------------------------------
Total loans                                75,303     100.00%      58,283     100.00%      44,857     100.00%
                                                      ======                  ======                  ======
Less:
  Deferred loan fees                           35                    (146)                    (57)
  Allowance for loan losses                  (596)                   (525)                   (349)
  Mortgage loans held for sale               (813)                 (6,336)                 (3,185)
Loans, net                                $73,929                 $51,276                 $41,266
                                          =======                 =======                 =======

      Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its commissioned loan personnel operating at its three full-service banking offices and one loan origination office. All loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans depending upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

      Generally, all adjustable-rate mortgage loans originated by the Bank are originated for investment. While the Bank has historically originated all fixed-rate one-to-four family mortgage loans for sale in the secondary market to either Fannie Mae or private investors, the Bank has begun to retain certain one-to-four family fixed-rate loans for its portfolio, based on various factors, including its asset/liability position and market interest rates. The one-to-four family mortgage loan products currently originated for sale by the Bank include a variety of loans which conform to the underwriting standards specified by Fannie Mae ("conforming loans") and, to a lesser extent, loans which do not conform to Fannie Mae standards due to loan amounts ("jumbo loans"). Some one-to-four family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with Fannie Mae and other investors to purchase loans meeting such investor's defined criteria. Although the Bank has entered into such master commitment contracts, such contracts generally do not require the purchasers to buy or the Bank to deliver a specific amount of mortgage loans. All conforming loans currently sold by the Bank are sold to Fannie Mae and private investors and all non-conforming loans, which are sold, are generally sold to private investors. Sales of loans are made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to Fannie Mae and generally releases the servicing rights on the mortgage loans sold to private investors.

      At December 31,1999, the Bank was servicing $3.7 million of loans for others, primarily consisting of conforming fixed-rate mortgage loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

      During the years ended December 31, 1999 and December 31, 1998, the Bank originated $62.7 million and $66.7 million of fixed-rate and adjustable-rate one-to-four family loans, respectively, of which $49.7 million and $21.3 million, respectively, were retained by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On January 1, 1996, the Bank implemented SFAS No. 122 pursuant to which the value of servicing rights may be recognized as an asset of the Bank. In the three years ended December 31, 1999, the fair market value of servicing rights under SFAS No. 122 and SFAS No. 125 were not material and were not recognized in the financial statements for those periods.

      The following table set forth the Bank's loan originations, sales and principal repayments for the periods indicated.

                                                        For the years ended
                                                            December 31,
                                                 ---------------------------------
                                                   1999         1998         1997
                                                 -------      -------      -------
                                                       (Dollars in thousands)

Gross loans:
Balance outstanding at beginning of year         $51,947      $41,672      $40,418
  Loans originated:
    One-to four-family                            62,735       66,714       30,371
    Multi-family                                   6,176          746          453
    Commercial real estate                         6,295        1,218            -
    Construction                                     657       12,094        6,284
    Home equity lines                                  -           79           43
    Auto loans                                       196           46           93
    Loans on savings accounts                         64           72           51
    Other loans                                       16           34            1
                                                 ---------------------------------
      Total loans originated                      76,139       81,003       37,296
Less:
  Principal repayments                            26,641       21,760       11,326
  Sales of loans                                  26,142       42,631       21,520
  Transfers to real estate owned                       -            -            -
  Principal charged off                                -            1           11
                                                 ---------------------------------
      Total loans                                 75,303       58,283       44,857
Less:
  Loans held for sale, net                           813        6,336        3,185
                                                 ---------------------------------
  Loans receivable held for investment at end
   of year                                       $74,490      $51,947      $41,672
                                                 =================================

      Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $29.9 million, $20.4 million and $11.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                        At December 31, 1999
                             -----------------------------------------------------------------------------------------------------
                             One-to                                                                 Loans on             Total
                             Four-        Multi-    Commercial    Construction    Home     Auto     Savings              Loans
                             Family       Family    Real Estate     and Land     Equity    Loans    Accounts   Other   Receivable
                             -------      ------    -----------   ------------   ------    -----    --------   -----   -----------
                                                                           (In Thousands)

Amounts due:
  Within one year            $ 1,430      $  244      $  552         $6,747       $ 21     $  4       $34       $ -     $ 9,032
                             -----------------------------------------------------------------------------------------------------
  After one year:
    More than one year
     to three years              729         408         111            344         43       56         3        19       1,713
    More than three years
     to five years               348           -         130              -          -      148         -         5         631
    More than five years
     to 10 years               2,378       6,144       2,063            486        176        -         4         -      11,251
    More than 10 years
     to 20 years               9,888         395       1,327            252         20        -         -         -      11,882
    More than 20 years        40,170         524         100              -          -        -         -         -      40,794
                             -----------------------------------------------------------------------------------------------------

      Total due after
       January 1, 2001        53,513       7,471       3,731          1,082        239      204         7        24      66,271
                             -----------------------------------------------------------------------------------------------------

      Total amount due
       (gross)               $54,943      $7,715      $4,283         $7,829       $260     $208       $41       $24     $75,303
                             ==================================================================================================
Less:
Deferred loan fees, net                                                                                                      35
Allowance for loan losses                                                                                                  (596)
Mortgage loans held for sale                                                                                               (813)
                                                                                                                        --------
Total loans, net                                                                                                        $73,929
                                                                                                                        =======

<F1>  Included in amounts due in more than 20 years are mortgage loans held for sale totaling $800,000. Although these loans have a maturity date of more than 20 years, they are typically sold within 90 days.

      The following table sets forth at December 31, 1999, the dollar amount of gross loans receivable contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                           Due After December  31, 2000
                                         ---------------------------------
                                          Fixed      Adjustable     Total
                                         -------     ----------    -------
                                                   (In thousands)

Mortgage loans:
  One- to four-family                    $21,684      $31,829      $53,513
  Multi-family                               474        6,997        7,471
  Commercial real estate                      48        3,683        3,731
  Construction                               682          400        1,082
  Home equity lines                            -          239          239
                                         ---------------------------------
      Total mortgage loans                22,888       43,148       66,036
                                         ---------------------------------
Consumer loans:
  Auto loans                                 204            -          204
  Loans on savings accounts                    7            -            7
                                         ---------------------------------
      Total consumer loans                   211            -          211
                                         ---------------------------------
Other loans                                   24            -           24
                                         ---------------------------------
      Total loans                        $23,123      $43,148      $66,271
                                         =================================

      One-to-Four Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by one-to-four family residences substantially all of which are located in the Bank's primary market area. At December 31, 1999, the Bank's one-to-four family mortgage loans totaled $54.9 million, or 73.0% of total loans. Of the one-to-four family mortgage loans outstanding at that date, 39.7% were fixed-rate mortgage loans and 60.3% were ARM loans.

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

      Generally, the Bank originates one-to-four family residential mortgage loans in amounts of up to 95% of the appraised value or selling price of the property securing the loan, whichever is lower, with the exception of certain loans in the Bank's "First-Time Home Buyer" program, which allows for a 97% loan-to-value ("LTV") ratio. Private Mortgage Insurance ("PMI") may be required for loans with a LTV ratio of greater than 80%. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

      In an effort to provide financing for moderate income and first-time home buyers, the Bank offers Federal Housing Authority ("FHA") and Veterans Administration ("VA") loans and has its own First-Time Home Buyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by a one-to-four family residential property, in the case of FHA and VA loans, and must be secured by a single family owner-occupied unit in the case of First-Time Home Buyer loans. These loans are originated using modified underwriting guidelines, in the case of FHA and VA loans, and the same underwriting guidelines as the Bank's other one-to-four family mortgage loans in the case of First-Time Home Buyer loans. All such loans are originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans.

      The Bank also originates "investor rehab loans" to local contractors and investors for the improvement and remodeling of existing non-owner occupied one-to-four family residential properties. Such first mortgage loans are originated with a maximum LTV ratio of 80% of the purchase price of the property plus up to 80% of the cost of the improvements, as confirmed by an independent appraiser. Investor rehab loans are offered with terms of one-year and fixed-rates of interest, generally 1.5% above the prime rate of interest as reported in The Wall Street Journal and as a 10 year balloon payment. During the term of the loan, the borrower is required to remit monthly payments of interest only. The principal balance of such loan is due at the end of the one or ten year term. The Bank primarily relies on the borrower's income statements and tax returns when underwriting such loans. The Bank generally requires personal and/or corporate guarantees on such loans. At December 31, 1999, investor rehab loans totaled $2.1 million, or 3.8% of one-to-four family loans, and 2.8% of the Bank's total loans.

      The Bank also offers a limited documentation mortgage loan product ("Low Doc" loans). Such loans are secured by owner-occupied one-to-four family properties and are offered with both fixed and adjustable rates of interest. The terms and interest rate caps of Low Doc loans are generally the same as those of the Bank's other fixed and adjustable-rate one-to-four family loan products; however, borrowers pay a premium in the form of higher interest rates and loan fees and provide larger down payments (75% maximum LTV ratio) in exchange for more expedient loan processing by virtue of less income and asset information as compared to loans underwritten in conformance with Fannie Mae standards. When underwriting a Low Doc loan, the Bank requires executed income tax returns and a satisfactory credit report but does not verify employment status. At December 31, 1999, Low Doc loans totaled $ 7.8 million, or 14.2% of one-to-four family loans, and 10.4% of the Bank's total loans.

      Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, restaurants or retail facilities primarily located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1999 was $1.9 million. The Bank's multi-family and commercial real estate loans may be made with terms of up to 10 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service) of at least 1.30x. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 1999 was $7.7 million, or 10.3% of total loans, and the Bank's commercial real estate loan portfolio at such date was $4.3 million, or 5.7% of total loans.

      Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

      Construction Lending. The Bank originates fixed-rate construction loans for the development of one-to-four family residential properties primarily located in the Bank's primary market area. Although the Bank does not generally make loans secured by raw land, the Bank's policies permit the origination of such loans. Construction loans are generally offered to experienced local developers operating in the Bank's primary market area and, to a lesser extent, to individuals for the construction of their primary residence. Construction loans are generally offered with terms of up to 12 months and may be made in amounts of up to 70% of the appraised value of the property, as improved, in the case of construction loans to developers up to 90% of the appraisal value of the property, as improved, in the case of construction loans to individuals for the construction of their primary residence and up to 50% of the appraised value of the property in the case of land loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers warrant. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required for all construction loans.

      At December 31, 1999, the Bank had $7.8 million of advanced construction loans that amounted to 10.4% of the Bank's total loans.

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

      Home Equity Lines of Credit. Substantially all of the Bank's home equity lines of credit are secured by second mortgages on owner-occupied one-to-four family residences located in the Bank's primary market area.
At December 31, 1999, these loans totaled $260,000, or .4% of the Bank's total loans. Home equity lines of credit generally have adjustable-rates of interest, which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined LTV ratio on home equity lines of credit is 80%. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

      Consumer Lending. Consumer loans at December 31, 1999 amounted to $249,000, or 0.3% of the Bank's total loans, and consisted primarily of new and used automobile loans and passbook loans. Such loans are generally originated in the Bank's primary market area and generally are secured by automobiles and deposit accounts. Loans on savings accounts are generally secured by deposit accounts. Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile or average value in the National Automobile Dealer's Association price guide, whichever is lower. At December 31, 1999, automobile loans totaled $208,000, or 83.5% of consumer loans and 0.3% of the Bank's total loans; and loans on savings accounts totaled $41,000, or 16.5% of consumer loans and 0.1% of the Bank's total loans.

      Loans secured by rapidly depreciable assets such as automobiles entail greater risks than one-to-four family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established the Security Committee of the Board that considers and approves all loans within its designated authority as established by the Board. In addition, the Board of Directors has authorized certain officers of the Bank to consider and approve all loans within their designated authority as established by the Board.

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

      Federal regulations and the Bank's internal policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss". An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

      When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Bank classifies one or more assets or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

      The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Massachusetts Commissioner of Banks ("the Commissioner"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that
meet the objectives set forth in the policy statement.   While the Bank
believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

      Management of the Bank reviews and classifies its assets on a quarterly basis, and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 1999, the Bank had the following classified assets:

                                         Substandard             Doubtful                 Loss              Special Mention
                                    ------------------------------------------------------------------------------------------
                                     Number    Principal    Number    Principal    Number    Principal    Number    Principal
                                    of Loans    Balance    of Loans    Balance    of Loans    Balance    of Loans    Balance
                                    --------   ---------   --------   ---------   --------   ---------   --------   ----------
                                                                     (Dollars in thousands)

One- to four-family mortgages           6       $  612         -         $ -          -         $ -          -         $ -
Multi-family mortgages.                 2          408         -           -          -           -          -           -
Commercial real estate loans            -            -         -           -          -           -          -           -
Construction loans.                     -            -         -           -          -           -          -           -
Home equity lines                       -            -         -           -          -           -          -           -
Consumer loans                          -            -         -           -          -           -          -           -
                                        ----------------------------------------------------------------------------------
      Total                             8       $1,020         -         $ -          -         $ -          -         $ -
                                        ==================================================================================

      Non-performing Assets. The following table sets forth information regarding non-performing loans and REO. At December 31, 1999, the Bank had no REO in its portfolio. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest unless the loan is well secured and in the process of collection. If interest payments on all non-accrual loans for the years ended December 31, 1999, 1998 and 1997 had been made in accordance with original loan agreements, interest income of $3,000, $8,000 and $9,000, respectively, would have been recognized compared to no interest income recognized in 1999 and 1998 and $8,000 interest income recognized in 1997.

                                                           At December 31,
                                                      --------------------------
                                                      1999       1998       1997
                                                      ----       ----       ----
                                                        (Dollars in thousands)

Non-performing loans:
  One- to four-family                                  $92       $173       $115
                                                       -------------------------
      Total non-performing assets                      $92       $173       $115
                                                       -------------------------

Non-performing loans as a percent of loans (1)        0.12%      0.33%      0.28%
Non-performing loans as a percent of total assets     0.10%      0.24%      0.21%

-------------------
<F1>  Loans include loans receivable held for investment, net, excluding the allowance for loan losses.
<F2>  Non-performing assets consist of non-performing loans and REO.  The
      Bank had no REO at December 31, 1999, 1998, and 1997. Non-performing loans consist of non-accruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

      Real Estate Owned. At December 31, 1999, the Bank had no REO in its portfolio. When the Bank does acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

Allowance for Loan Losses

      The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio, consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property, securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank's inability to utilize funds for other income producing activities during the estimated holding period of the property.

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information available at December 31, 1999, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loans losses based upon judgements different from those of management.

      The following table sets forth activity in the Bank's allowance for loan losses for each period set forth.

                                                          At or For the
                                                     Years ended December 31,
                                                   ---------------------------
                                                    1999       1998       1997
                                                   -----      -----      -----
                                                     (Dollars in thousands)

Balance at beginning of year                       $ 525      $ 349      $ 322
Provision for loan losses                            (19)        87        (90)
Charge-offs:
  One- to four-family                                  -          -         11
  Auto loans                                           -          1          -
                                                   ---------------------------
      Total charge-offs                                -          1         11
Recoveries:
  One- to four-family                                 90         90        128
  Auto loans                                           -          -          -
      Total recoveries                                90         90        128
                                                   ---------------------------
Net charge-offs (recoveries)                         (90)       (89)      (117)
                                                   ---------------------------
Balance at end of year                             $ 596      $ 525      $ 349
                                                   ===========================
Allowance for loan losses as a percent of
 loans                                              0.79%      0.90%      0.84%
Allowance for loan losses as a percent of
 nonperforming loans                              647.83%    303.47%    303.50%

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.

                                                                    At December 31,
                                            ------------------------------------------------------------------
                                                  1999                   1998                   1997
                                            --------------------   --------------------   --------------------
                                                      Percent of             Percent of             Percent of
                                                       Loans in               Loans in               Loans in
                                                         Each                   Each                   Each
                                                     Category to            Category to            Category to
                                            Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                            ------   -----------   ------   -----------   ------   -----------
                                                                  (Dollars in thousands)

One- to four family                          $319       73.31%      $295       77.02%      $160       84.61%
Multi-family                                  116       10.24%        49        5.61%        57        5.48%
Commercial real estate                         64        5.69%        23        2.67%        15        3.31%
Construction and land                          83       10.40%       119       13.75%        22        4.84%
Consumer Loans                                  5        0.33%         2        0.89%         3        1.69%
Other                                           -        0.03%         1        0.06%         -        0.07%
Unallocated                                     9        0.00%        36        0.00%        92        0.00%
                                             --------------------------------------------------------------

      Total allowance for loan losses        $596      100.00%      $525      100.00%      $349      100.00%
                                             ==============================================================

Investment Activities

      The Board of Directors sets the investment policy and procedures of the Bank. This policy generally provides that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and, to a lesser extent, potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Bank generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. While the Board of Directors has final authority and responsibility for the securities investment portfolio, the Board has delegated day-to-day oversight of the Bank's investments to the President of the Bank. On a monthly basis, the Board reviews and evaluates all investment activities for safety and soundness, adherence to the Bank's investment policy and assurance that authority levels are maintained.

      As required by SFAS No. 115, the Bank has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 1999, the available-for-sale securities portfolio totaled $12.1 million, or 12.5% of assets and the held-to-maturity portfolio totaled $524,000, or 1.0% of assets.

      The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Similarly, the Bank does not invest in mortgage-related securities that are deemed to be "high risk," or purchase bonds that are not investment grade.

      Mortgage-Backed Securities. The Bank currently invests in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. At December 31, 1999, mortgage-backed securities totaled $5.6 million, or 5.8%, of total assets and 6.1% of total interest earning assets, all of which were classified as available-for-sale. At December 31, 1999, all of the mortgage-backed securities were backed by adjustable-rate loans. The mortgage-backed securities portfolio had a stated rate of 6.7% and 6.5% at December 31, 1999. The estimated fair value of the Bank's mortgage-backed securities at December 31, 1999, was $5.6 million, which is $200,000 less than the amortized cost of $5.8 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimate prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      U.S. Government and Federal Agency Obligations. At December 31, 1999, the Bank's U.S. Government and federal agency obligations securities portfolio totaled $874,000, all of which were classified as available-for-sale. Such portfolio at December 31, 1999 primarily consisted of short- to medium-term (maturities of one to five years) securities issued by federal agencies.

      Corporate Equity Securities and Debt Obligations. The Bank currently invests in the equity securities and debt obligations of United States corporations. At December 31, 1999, the Bank's equity securities portfolio totaled $1.1 million, or 1.2% of total assets, all of which were classified as available-for-sale. Such portfolio consisted of $260,000 of common stock and $850,000 in preferred stock issued by corporate issuers. The Bank's current policies generally provide that the maximum equity investment in any one corporation shall not exceed 3% of the Bank's equity and reserves and the maximum aggregate investment in any one industry shall not exceed 15% of the Bank's equity and reserves. At December 31, 1999, the Bank had $5.0 million, or 5.2% of total assets, in corporate debt obligations, all of which were investment grade.

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

                                                                              At December 31,
                                                 ----------------------------------------------------------------------
                                                          1999                      1998                    1997
                                                 ---------------------     --------------------    --------------------
                                                 Amortized      Market     Amortized     Market    Amortized     Market
                                                   Cost         Value        Cost        Value       Cost        Value
                                                 ---------      ------     ---------     ------    ---------     ------
                                                                          (Dollars in thousands)

Investment securities (1):
  Held to maturity:
    U.S. Government and federal agency            $     -      $     -      $    -      $    -      $1,499      $1,500
    Corporate debt                                    524          514       1,308       1,314       1,480       1,483
                                                  ---------------------     --------------------    ------------------
      Total investment securities held
       to maturity                                    524          514       1,308       1,314       2,979       2,983
Available for sale:
  U.S. Government and federal agency                  898          874       1,842       1,861       1,340       1,353
  Corporate debt                                    4,573        4,486       3,557       3,494           -           -
  Mortgage-backed securities                        5,829        5,597         988       1,027       1,015       1,044
  Marketable equity securities                      1,312        1,111       1,013       1,022         575         626
                                                  ---------------------     --------------------    ------------------
      Total securities available for sale          12,612       12,068       7,400       7,404       2,930       3,023
                                                  ---------------------     --------------------    ------------------
      Total securities                            $13,136      $12,582      $8,708      $8,718      $5,909      $6,006
                                                  ====================================================================

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 1999.

                                                                    At December 31, 1999
                            -------------------------------------------------------------------------------------------------------
                                                   More than One        More than Five         More than
                             One Year or Less    Year to Five Years   Years to Ten Years       Ten Years              Total
                            ------------------   ------------------   ------------------   ------------------   -------------------
                                 Weighted             Weighted             Weighted             Weighted             Weighted
                            Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                              Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield
                            --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                    (Dollars in thousands)

Held-to-maturity:
  Corporate  debt             $    -        -     $  524      8.28%     $   -        -      $    -        -      $   524     8.28%
                              ----------------------------------------------------------------------------------------------------
    Total held-to-maturity         -        -        524      8.28%         -        -           -        -          524     8.28%
Available for sale:
  Mortgage-backed securities       -        -           -        -          -        -       5,597     6.81%       5,597     6.81%
  U.S. Government and
   federal agency                  -        -         487     5.49%       387     6.92%          -        -          874     6.12%
  Corporate debt               1,179     6.77%        945     6.84%         -        -       2,362     6.33%       4,486     6.55%
  Marketable equity
   securities                      -        -           -        -          -        -           -        -        1,111        -
                              ----------------------------------------------------------------------------------------------------
    Total available-for-sale   1,179     6.77%      1,432     6.38%       387     6.92%      7,959     6.67%      12,068     6.04%
                              ----------------------------------------------------------------------------------------------------
    Total securities          $1,179     6.77%     $1,956     6.85%     $ 387     6.92%     $7,959     6.67%     $12,592     6.12%
                              ===================================================================================================

Sources of Funds

      General. Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, retail checking/interest bearing checking accounts, commercial checking accounts, money market accounts, club accounts and certificate of deposit accounts. The Bank offers certificate of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates), Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

      At December 31, 1999, the Bank's deposits totaled $63.3 million, or 73.9%, of total liabilities. For the year ended December 31, 1999, the average balance of core deposits (savings, interest bearing checking, money market and noninterest-bearing checking accounts) totaled $29.4 million, or 49.6% of total average deposits. At December 31, 1999, the Bank had a total of $35.2 million in certificates of deposit, of which $28.1 million had maturities of one year or less. For the year ended December 31, 1999, the average balance of core deposits represented approximately 46.5% of total deposits and certificate accounts represented 47.2%. Management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

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

      The following table presents the deposit activity of the Bank for the periods indicated.

                                              For the Years ended December 31,
                                             ---------------------------------
                                               1999         1998         1997
                                             -------      -------      -------
                                                      (In thousands)

Beginning balance.                           $56,993      $42,668      $33,961
  Net deposits before interest credited.       4,099       12,144        7,124
  Interest credited on deposit accounts        2,208        2,181        1,583
                                             ---------------------------------
  Total increase in deposit accounts           6,307       14,325        8,707
                                             ---------------------------------
Ending balance.                              $63,300      $56,993      $42,668
                                             ---------------------------------

      At December 31, 1999, the Bank had outstanding $11.7 million in certificate of deposits accounts in amounts of $100,000 or more, maturing as follows:

                                                   Weighted
                                                   Average
Maturity Period                        Amount       Rate
---------------                        -------     --------
                                      (Dollars in thousands)

Three months or less                   $ 4,209      5.24%
Over three through six months.           3,428      5.15%
Over six through 12 months               1,597      4.98%
Over 12 months                           2,483      5.65%
                                       -------
Total                                  $11,717      5.27%
                                       =======

      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                           At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                               1999                              1998                             1997
                                 -------------------------------   -------------------------------   -------------------------------
                                             Percent    Weighted               Percent    Weighted              Percent    Weighted
                                 Average     of Total   Average    Average     of Total   Average    Average    of Total   Average
                                 Balance     Deposits    Rate      Balance     Deposits    Rate      Balance    Deposits    Rate
                                 -------     --------   --------   -------     --------   --------   -------    --------   ---------
                                                                       (Dollars in thousands)

Money market deposits            $   266       0.45%     2.42%     $   808       1.51%     2.62%     $ 1,079      2.02%     2.59%
Demand accounts                    5,156       8.70%        -        4,486       8.38%        -        2,255      4.21%        -
Interest-bearing checking         13,971      23.56%     3.41%      11,963      22.35%     4.08%       5,377     10.05%     3.20%
Regular and other savings         10,032      16.92%     1.96%       9,685      18.09%     1.97%      10,328     19.29%     2.35%
Total certificates of deposit     29,869      50.37%     5.11%      26,585      49.67%     5.57%      20,471     38.24%     5.57%
                                 ------------------------------------------------------------------------------------------------
      Total                      $59,294     100.00%     3.76%     $53,527     100.00%     4.08%     $39,510     73.81%     4.25%
                                 ===============================================================================================

      Borrowed Funds. As part of its operating strategy, the Bank utilizes advances from the FHLB as a supplement to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. The Bank's borrowing limit from the FHLB was $52.3 million at December 31, 1999

      The following table sets forth certain information regarding the bank's borrowed funds at or for the periods ended on the dates indicated:

                                                        At or For the Years Ended
                                                              December 31,
                                                    -------------------------------
                                                      1999        1998        1997
                                                    -------      ------      ------
                                                         (Dollars in thousands)

FHLB advances:
  Average balance outstanding                       $14,542      $4,267      $6,402
  Maximum amount outstanding at any month-end
   during the year                                   22,617       6,093       9,251
  Balance outstanding at end of year                 22,617       4,211       6,436
  Weighted average interest rate during the year       5.32%       5.80%       5.87%
  Weighted average interest rate at end of year        5.58%       6.11%       6.11%

Subsidiary Activities

      Mass Securities Corporation ("MSC") was organized in March 1998 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. MSC was qualified as a "securities corporation" for Massachusetts tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. The Bank established a second subsidiary, Mass SEC Corp II, in August 1998 for a similar purpose. In February 1999 the Bank established a Delaware limited liability company, 70 Quincy Ave. LLC, to acquire, hold and lease property in connection with the acquisition of the building and land for the new office in Quincy, Massachusetts. The results of operations of these subsidiaries will be consolidated in the results and operations of the Company.

Personnel

      As of December 31, 1999, the Bank had 44 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

      As a co-operative bank chartered by the Commonwealth of Massachusetts, the Bank is subject to extensive regulation under state law with respect to many aspects of its banking activities; this state regulation is administered by the Commissioner. In addition, as a bank whose deposits are insured by the FDIC under the Bank Insurance Fund, the Bank is subject to deposit insurance assessments by the FDIC. The FDIC has examination and supervisory authority over the Bank, with a broad range of enforcement powers and the FDIC regulates the Bank's activities and operations. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve System. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not bank stockholders.

      The following discussion of the laws and regulations material to the operations of the Company and Bank are brief summaries. The summaries do not purport to be complete and are qualified in their entirety by reference to the applicable laws and regulations. As a savings and loan holding company, the Company is required to file certain reports with, and otherwise comply with the rules and regulations, of the OTS, the Commissioner and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein.

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

      A co-operative bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts's conversion regulations.

Federal Regulations

      Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock including any related surplus and minority investments in certain subsidiaries, less intangible assets except for servicing rights and credit card relationships.

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

      State non-member banks must maintain a minimum ratio of qualifying capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, must include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, preferred stock with a maturity of over 20 years, and certain other capital instruments.

      The following is a summary of the Bank's regulatory capital at December 31, 1999:

            GAAP Capital to Total Assets                10.0%
            Total Capital to Risk-Weighted Assets       13.3%
            Tier I Leverage Ratio                        7.9%
            Tier I to Risk-Weighted Assets              12.3%

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

Investment Activities

      All state-chartered FDIC insured banks, including co-operative banks, are generally limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Bank received grandfathering authority from the FDIC in February, 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts Commonwealth Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 1999, the Bank had $1.1 million of securities which were subject to such grandfathering authority.

Prompt Corrective Regulatory Action

      Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 1999, the Bank was a well-capitalized institution.

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

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. An institution is assigned to one of three capital categories based on the institution's capital position, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation by the FDIC of information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates are determined by the FDIC semi-annually and currently range from zero basis points for the healthiest institution to 27 basis points for the riskiest. In addition, Bank Insurance Fund institutions are required to make certain payments toward bonds issued in the late 1980s by the financing Corporation to recapitalize the insurance fund for savings and loan associations. The Bank paid $6,789 in deposit insurance assessments for fiscal 1999. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

Federal Reserve System

      Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1999 of $1.1 million.

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

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to be a qualified thrift lender. This requires the Bank either to maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a qualified thrift lender test. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 1999, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the qualified thrift lender test in each of the prior 12 months and, therefore, met the QTL test. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL test to fully include credit card loans, student loans and small business loans.

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

      The Gramm-Leach-Bliley Act of 1999 expands the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that savings and loan holding companies may only engage in activities permitted to financial holding companies under that Act and those authorized for multiple savings and loan holding companies. Unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. Under the Act, however, even grandfathered savings and loan holding companies may not be acquired by companies engaged in commercial activities.

Federal Securities Laws

      Upon completion of the Conversion in December 1998, the Company's Common Stock became registered with the SEC under the Exchange Act. The Company then became subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Company and the Bank will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The IRS had last audited the Bank for the five-year period ended 1984. The audit resulted in adjustments which were immaterial to the Bank's financial statements.

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

      The 1996 Act. Under the 1996 Act, for its current and future taxable years, as a "Small Bank" the Bank is permitted to make additions to its tax bad debt reserves under the Experience Method based on total loans. However, the Bank is required to recapture (i.e. take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of the base year, December 31, 1987, which approximated $152,000. The recapture was suspended for 1996 and 1997 because the bank met certain residential loan requirements; recapture period began in 1998. The Bank's base year reserve will not be recaptured unless the reserve is used for purposes other than for loan losses, such as in a distribution in liquidation or otherwise. Accordingly, the Bank has not recorded a deferred tax liability of approximately $495,000 relating to approximately $1,200,000 of cumulative tax deductions generated prior to December 31, 1987.

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

      Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryforwards. The adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2 million, is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

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

State Taxation

      Massachusetts Commonwealth Taxation. Prior to July, 1995, the Bank was subject to an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 10.50% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. In addition, carry forwards and carrybacks of net operating losses are not allowed.

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

Executive Officers of the Registrant Who Are Not Directors

      The following table sets forth certain information regarding the current executive officers who are not also directors.

Name                      Age (1)             Position(s) Held
----                      -------             ----------------

Anthony A. Paciulli         50        Vice President of the Company and
                                      Senior Vice President of the Bank

Kenneth R. Bordewieck       45        Vice President of the Bank

-------------------
<F1>  As of December 31, 1999.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Bank currently conducts its business through its main office located in the Dorchester section of Boston, Massachusetts and two other full-service banking offices and one loan origination center, all of which are located in the greater Boston metropolitan area. In December 1999, the Bank moved its administrative and back office functions to a new office in Quincy, Massachusetts. This building is currently held by the Bank's subsidiary limited liability company which is leased to the Bank. The total building and equipment costs for the new office were $2.1 million and other moving related costs totaled approximately $4,000. The Company believes that the Bank's facilities are adequate to meet the then present and immediately foreseeable needs of the Bank and the Company. It is the opinion of management that all the properties are adequately covered by insurance.

                                                                                 Net Book Value
                                                                                  of Property
                                                                                  or Leasehold
                           Leased or      Original Year       Date of Lease       Improvements
Location                     Owned      Leased or Acquired     Expiration     at December 31, 1999
--------                   ---------    ------------------    -------------   --------------------
(In thousands)

Main Office:
1442 Dorchester Avenue       (2)               (2)                 (2)                   201
Boston, MA  02122

Banking Offices:
70 Quincy Ave  (1)           Owned             1999                 -                 $2,149
Quincy, MA 02169

561 Adams Street             Owned             1996                 -                    728
East Milton, MA  02186

Loan Origination Center:
607 North Avenue, D-12       Leased            1997             June 2000                  0
Wakefield, MA  01880

      Total                                                                           $3,078
                                                                                      ======

-------------------
<F1>  The Bank moved into the property and began retail operations in
      December of 1999.
<F2>  This property is comprised of two adjacent parcels of land.  The Bank owns one of the parcels, which it obtained in 1908, and leases the other, which lease began in June 1986. With respect to the leased parcel, the Bank is currently in the second year of the second of three five-year renewal options. The current option period will expire in May 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None


PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      Massachusetts Fincorp, Inc.'s common stock is traded over-the-counter through the National Daily Quotation Service "Pink Sheet" published by the National Quotation Bureau, Inc. The stock began trading on December 23, 1998. The high and low bid for the common stock for 1999 and 1998 by quarter are detailed in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Massachusetts Fincorp, Inc. has approximately 329 holders of record as of December 31, 1999.

                                      For the quarters ended
                ------------------------------------------------------------------
                12/31/1999    09/30/1999    06/30/1999    03/31/1999    12/31/1998
                ----------    ----------    ----------    ----------    ----------

High bid         $12.750       $13.625       $11.875       $10.875       $10.560
Low bid          $ 9.125       $11.750       $ 8.125       $ 9.500       $10.000

      To date, the Company has not issued any cash dividends. Any declarations or payments of dividends are subject to a determination by the Company's Board of Directors, which takes into account the Company's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather the statements are based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

      Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

      Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

General

      The Company became operational on December 21, 1998 and, accordingly, had no significant operations during 1998. The Company's results of operations primarily depend on its investment of net conversion proceeds in securities, interests on deposits and dividends received from the Bank.
The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income through service charges and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, depreciation and repairs, data processing fees, office building expenses and other operating expenses.
The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.
The Bank exceeded all of its regulatory capital requirements at December
31, 1999.

Management Strategy

      The Bank's operating strategy has in the past consisted of maintaining profitability and managing its interest rate risk mainly by originating fixed-rate one-to-four family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one-to-four family mortgage loans for investment. The Bank, however, has begun to retain certain one-to-four family fixed-rate loans for its portfolio, based on various factors, including its asset/liability position and market interest rates. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of two de novo branch offices in the Boston metropolitan area in 1996 and 1999. The Bank has used the opportunity of the additional space provided by the new location in Quincy to consolidate operations. The Bank has closed the loan origination center in Norwell, Massachusetts. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth.

Analysis of Net Interest Income

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

      Average Balance Sheet The following table sets forth certain information relating to the Bank for the years ended December 31, 1999, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields. Loans on non-accrual status are included in the average balances of loans shown in the table. Interest earned on loans is net of reserves for uncollected interest.

                                                                     For the Years Ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                    1999                           1998                           1997
                                        ----------------------------   ----------------------------   -----------------------------
                                                             Average                        Average                        Average
                                        Average              Yield/    Average              Yield/    Average              Yield/
                                        Balance   Interest    Cost     Balance   Interest    Cost     Balance   Interest    Cost
                                        -------   --------   -------   -------   --------   -------   -------   --------   --------
                                                                         (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments             $ 1,669    $   60     3.59%    $ 1,719    $   93     5.41%    $ 2,299    $  126     5.48%
    Securities                           10,662       658     6.17%      7,251       445     6.14%      4,624       295     6.38%
    Mortgage loans, net                  64,622     5,185     8.02%     50,041     3,999     7.99%     40,507     3,342     8.25%
    Other loans.                            548        50     9.12%        708        72    10.17%        925        66     7.14%
                                        -----------------              -----------------              -----------------
      Total interest earning asssets     77,501     5,953     7.68%     59,719     4,609     7.72%     48,355     3,829     7.92%
    Noninterest-earning assets            7,149                          3,553                          2,625
                                        -------                        -------                        -------
    Equity securities                     2,070       116     5.60%      1,387        69     4.97%        368        27     7.34%
                                        -----------------              -----------------              -----------------
      Total assets                      $86,720    $6,069              $64,659    $4,678              $51,348    $3,856
                                        =======    ------              =======    ------              =======    ------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                  $10,032    $  197     1.96%    $ 9,685    $  191     1.97%    $10,328    $  244     2.36%
      Money market accounts                 266         6     2.26%        808        21     2.60%      1,079        28     2.59%
      Now accounts                       13,971       477     3.41%     11,963       488     4.08%      5,377       173     3.20%
      Certificates of deposit            29,869     1,528     5.12%     26,585     1,481     5.57%     20,471     1,138     5.56%
                                        -----------------              -----------------              -----------------
      Total deposits                     54,138     2,208     4.08%     49,041     2,181     4.45%     37,255     1,583     4.25%
    FHLB advances                        14,542       798     5.49%      4,267       259     6.07%      6,402       373     5.83%
                                        -----------------              -----------------              -----------------
      Total interest bearing
       liabilities                       68,680     3,006     4.38%     53,308     2,440     4.58%     43,657     1,956     4.48%
                                        -----------------              -----------------              -----------------
  Noninterest -bearing demand
   checking accounts                      5,156                          4,486                          2,255
  Noninterest-bearing liabilities         2,503                            644                            653
                                        -------                        -------                        -------
      Total liabilities                  76,339                         58,438                         46,565
  Total surplus                          10,381                          5,487                          4,783
                                        -------                        -------                        -------
      Total liabilities and surplus     $86,720                        $63,925                        $51,348
                                        =======                        =======                        =======
  Net interest income                              $3,063                         $2,238                         $1,900
                                                   ======                         ======                         ======
  Net interest income/interest
   rate spread                                                3.30%                          3.14%                          3.44%
                                                            ======                         ======                         ======
  Net interest margin as a percent
   of interest-earning assets                                 3.95%                          3.75%                          3.93%
                                                            ======                         ======                         ======
  Ratio of interest-earning assets
   to interest-bearing liabilities                          112.84%                        112.03%                        110.76%
                                                            ======                         ======                         ======

      Rate/Volume Analysis The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                       Year Ended                         Year Ended
                                                    December 31, 1999                  December 31, 1998
                                                       Compared to                        Compared to
                                                       Year Ended                         Year Ended
                                                    December 31, 1998                  December 31, 1997
                                              -----------------------------      ---------------------------
                                              Increase(Decrease)                 Increase(Decrease)
                                                    Due to                              Due to
                                              -----------------                  ------------------
                                              Volume       Rate         Net       Volume      Rate       Net
                                              ------      ------      ------      ------     ------     ------
                                                                    (Dollars in thousands)

Interest-earning assets:
  Federal funds sold and short-term
   investments                                $   (2)     $  (30)     $  (32)     $ (31)     $  (2)     $ (33)
  Investment securities                          208           3         211        161        (11)       150
  Mortgage loans, net                          1,170          16       1,186        765       (108)       657
  Other loans                                    (13)         (8)        (21)       (18)        24          6
  Equity securities                               40           7          47         53        (11)        42
                                              ---------------------------------------------------------------
      Total interest-earning assets            1,403         (12)      1,391        930       (108)       822
                                              ---------------------------------------------------------------
Interest-bearing liabilities:
  Savings accounts                                 7          (1)          6        (17)       (36)       (53)
  Money market accounts                          (11)         (4)        (15)        (7)         -         (7)
  NOW accounts                                    75         (86)        (11)       285         30        315
  Certificates of deposit                        174        (127)         47        341          2        343
  FHLB advances                                  565         (26)        539       (129)        15       (114)
                                              ---------------------------------------------------------------
      Total interest-bearing liabilities         810        (244)        566        473         11        484
                                              ---------------------------------------------------------------
Net change in net interest income             $  593      $  232      $  825      $ 457      $(119)     $ 338
                                              ===============================================================

Comparison of Financial Condition at December 31, 1999
 and December 31, 1998

      Total assets increased $24.7 million, or 34.6% from $71.6 million at December 31, 1998 to $96.4 million at December 31, 1999, primarily due to a $17.2 million increase in loans, as the result of continued strong originations of one-four family mortgage loans, an increase in commercial real estate and multi family loans and the Bank's determination to retain a greater portion of loans originated. Management's determination to retain a greater portion of loans originated was directly influenced by a change in interest rates, which caused an increase in consumer demand for the types of loans determined by management to be desirable to retain. The increased percentage in portfolio loans orginated contributed to greater net interest income, which management also believes will have a stabilizing effect on net income in future periods. The Bank has demonstrated consistent loan growth for the past four years in varying economic environments. Loan growth for the one-year periods ending 1998 and 1999 were 24.6% and 43.9% respectively. The increase in total assets was also the result of a $4.7 million increase in securities available for sale, due to the purchase of a $5.0 million U.S. Government mortgage-backed security. Banking premises and equipment increased $2.6 million, of which $2.2 million was attributable to the new building in Quincy which opened in December 1999 which houses a new branch office and the Company's administrative offices. In connection with the construction of the Quincy property, management intends to consolidate its Norwell office with the new administrative office. Return on average assets was .5% for 1999 as compared to .1% for 1998.

      Total liabilities increased $24.7 million, or 39.7% from $62.1 million at December 31,1998 to $86.8 million at December 31,1999. A $6.3 million, or 11.1% increase in deposits, as well as an $18.4 million or 437.1% increase in federal home loan bank borrowings primarily funded the increase in total assets. The Bank's total deposits increased from $57.0 million at December 31, 1998 to $63.3 million at December 31, 1999, primarily due to a $6.6 million increase in term certificates of deposit as the result of a promotion of new certificates of deposit products.

      Non-performing loans decreased $81,000, or 46.8%, from $173,000 at December 31, 1998 to $92,000 at December 31, 1999. The decrease in non-performing loans was the result of the complete repayment of one loan and all other non-performing loans as of December 31, 1998 being brought to a current status offset by the addition of one new commercial real estate loan of $92,000 being placed on non-performing status.

      Equity increased $119,000 from $9.5 million at December 31, 1998 to $9.6 million at December 31, 1999, mainly as the result of $403,000 in net income during 1999 which was partially offset with a decrease in accumulated other comprehensive income. Return on average equity increased to 3.9% in 1999 from 1.2% in 1998. Average equity to average assets also increased from 9.4% in 1998 to 12.0% in 1999.

Comparison of Financial Condition at December 31, 1998
 and December 31, 1997

      The Bank's total assets increased $17.0 million, to $71.6 million at December 31, 1998 from $54.6 million at December 31, 1997. The increase in total assets was primarily attributed to increases in federal funds sold and in the loan and securities portfolios. Federal funds increased $1.6 million, or 920.7% to $1.8 million at December 31, 1998 from $173,000 at December 31, 1997. Loans and loans held for sale, net, increased $13.6 million, or 30.6% to $58.0 million at December 31, 1998 from $44.4 million at December 31, 1997. The increase in loans resulted from the increase of $6.9 million, or 18.3%, in fixed rate one-to-four family mortgage loans, a $5.8 million, or 269.3% increase in advanced construction loans and a $3.2 million, or 98.9% increase in loans available for sale. The increase in loans primarily reflects the opening of a new loan origination office in Norwell, Massachusetts, an increase in the number of loan originators, increased marketing efforts of the Bank to generate these types of loans as well as a favorable interest rate environment. The securities portfolio increased $2.7 million, or 45%, to $8.7 million at December 31, 1998 from $6.0 million at December 31, 1997. This increase was primarily the result of an increase in available for sale corporate bonds.

      The increase in assets was funded by a $7.6 million increase in interest bearing checking and demand deposit accounts and a $6.9 million increase in certificate of deposit accounts. The Bank's total deposits increased $14.3 million, or 34.0%, to $57.0 million at December 31, 1998 from $42.7 million at December 31, 1997. The increase in deposit accounts resulted from the promotion of new competitively priced deposit products as well as continued deposit growth from the branch office that opened in 1996.

      Non-performing assets totaled $173,000 at December 31, 1998 as compared to $115,000, an increase of $58,000. A portion of the non-performing assets were part of a workout agreement and $79,000 of the balance was paid off in January 1999.

      Equity increased $4.5 million, or 90.6%, to $9.5 million at December 31, 1998 compared to $5.0 million at December 31, 1997. This increase in equity was the result of net conversion proceeds of $4.9 million from the conversion of the Bank from a mutual co-operative bank to a capital stock co-operative bank. Net conversion proceeds were used to fund loan production and reduce borrowings from FHLB-Boston, which decreased $2.2 million, or 34.4%, to $4.2 million at December 31, 1998 from $6.4 million at December 31, 1997.

Comparison of Operating Results for the Years Ended
 December 31, 1999 and 1998

      General

      Net income increased $332,000, or 471.6%, to $403,000 for the year ended December 31, 1999 from $71,000 for the year ended December 31, 1998. As part of the Bank's stock conversion in December 1998, the Bank incurred a one time expense of $259,000 as the result of the formation of the Massachusetts Co-operative Charitable Foundation. Excluding the effect of such one time expense, net income would have totaled $253,000 for 1998. The increase in net income was primarily the result of increased interest income due to an increase in interest income from higher average balances of interest earning assets and a $213,000 increase in interest on investments. These increases in income were partially offset by a decrease in non-interest income of $190,000, which was mainly attributed to lower gains on the sale of loans for 1999, as the result of a decrease in loan sales due to management's determination to portfolio more one-four family loans, a $566,000 increase in interest expense as the result of increased federal home loan bank borrowings and a $215,000 increase in non-interest expense.

      Interest Income

      Interest income for the year ended December 31, 1999 increased $1.4 million, or 29.7%, to $6.1 million as compared to $4.7 million for the year ended December 31, 1998. The increase in interest income was primarily due to a $17.7 million increase in average earning assets from $60.7 million at December 31, 1998 as compared to $78.4 million at December 31, 1999. This increase in average earning assets was mainly attributed to the increase in the average balance of loans, as the result of increased retention of originated one-to-four family mortgage loans, and due to increases in the origination of multi family and commercial real estate loans. Interest on securities investments also increased $213,000 as the result of a $4.7 million increase in available for sale securities, due to the purchase of a $5.0 million U.S. government agency mortgage-backed security.

      Interest Expense

      Interest expense for the year ended December 31, 1999 increased $600,000, or 23.2%, to $3.0 million as compared to $2.4 million for the year ended December 31, 1998. The increase was primarily due to a $15.3 million increase in average interest bearing liabilities, from $53.3 million at December 31, 1998 as compared to $68.7 million at December 31, 1999. The increase in average interest bearing liabilities was mainly attributed to a $10.2 million increase in the average balance of Federal Home Loan Bank borrowings, as well as a $3.3 million increase in average certificates of deposits. The increase in certificates of deposits was the result of the promotion of new competitively priced deposit products. This increase was partially offset with a 20 basis point decrease in average cost of funds, from 4.58% at December 31, 1998 as compared to 4.38% at December 31, 1999. The increase in borrowings at a lower rate of interest in 1999 contributed to the 20 basis point decrease in cost of funds. The increases in borrowings and deposits were used primarily to fund loans and, to a lesser extent, to purchase securities.

      Net interest Income

      Net interest income increased $900,000 from $2.2 million for the year ended December 31, 1998 as compared to $3.1 million for the year ended December 31, 1999. This increase was due to a combination of an increase in average interest earning assets in excess of interest bearing liabilities of $2.4 million, as well as a 19 basis point increase in the interest rate spread from 3.10% to 3.29%.

      Provision (Credit) for Loan Losses

      The bank's provision for loan losses for the year ended December 31, 1999 decreased $106,000 to a credit balance of $19,000, as compared to $87,000 for the year ended December 31, 1998. This decrease in loan loss provision was mainly attributed to $89,000 in recoveries on previously charged-off loans and a decrease in non-performing loans of $81,000, or 46.8%, to $92,000 for the year ended December 31, 1999 from $173,000 for the year ended December 31, 1998 as the result of the previous years non-performing loans either being repaid or being brought current and one new commercial real estate loan of $92,000 was placed on non-performing status.

      At December 31, 1999 and 1998, the allowance for loan losses was $596,000 and $525,000, respectively, which represented 647.8% of nonperforming loans and .79% of total loans at December 31, 1999 compared to 303.5% of nonperforming loans and .90% of total loans at December 31,1998.

      The Bank's management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for loan losses as a percentage of total loans and nonperforming loans if the level of multi-family, construction or consumer lending as a percentage of its total loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to provide additions to the allowance based on judgments different from management.

      Non-Interest Income

      Non-interest income decreased $190,000 to $543,000 for the year ended December 31, 1999 from $733,000 for the year ended December 31, 1998. This decrease in non-interest income was mainly attributed to a $123,000 decrease in gain on sale of loans. The decrease in gains on sold loans resulted from managements determination to portfolio a greater portion of its originated one-four family loans and as a result of an increase in consumer demand for adjustable rate loans. The increased percentage in portfolio loans originated contributed to greater net interest income which management believes will have a stabilizing effect on net income in future periods. Additionally the bank realized a $27,000 decrease in gain on sale of securities available for sale, a $10,000 decrease in customer service fees and $11,000 decrease in the Co-operative Central Bank Share Insurance Fund special dividend. Miscellaneous income also decreased $19,000 resulting from the bank receiving $28,000 in October of 1998 for the settlement of a legal action.

      Non-Interest Expense

      Non-interest expense increased $200,000, or 7.7%, to $3.0 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998. This increase was primarily due to a $239,000 increase in salaries and benefits as the result of addition to staff based on growth, annual merit increases and increased benefits administration fees. Occupancy and equipment increased $60,000 as the result of the opening of our new Quincy Office, data processing increased $41,000 which was partially attributed to a $21,000 one time expense related to the conversion of our data servicer in connection with Y2K. Other general and administrative expenses increased $135,000, of which $29,000 was related to examinations and audits and $55,000 was attributed to legal fees, which are related to the increased expense of being a public company. These increases were partially offset with a $261,000 decrease in contributions as the result of last year's $259,000 contribution relating to the funding and formation of The Massachusetts Co-Operative Charitable Foundation.

      Income Tax Expense

      Income tax expense increased $194,000 to $224,000 for the year ended December 31, 1999 as compared to $30,000 for the year ended December 31, 1998. This increase was primarily the result of a $527,000 increase in pre-tax income. The effective tax rate for the year ended December 31, 1999 approximated the statutory rate of 34%. In 1998 the effective tax rate was below the statutory rate due substantially to the dividend received deduction being a larger percentage of taxable income. The bank also utilized its security corporations to hold its investments, which resulted in a lower state tax rate.

Comparison of Operating Results for the Years Ended
 December 31, 1998 and 1997

      General

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

      Interest Income

      Interest income for the year ended December 31, 1998 increased $800,000, or 21.3%, to $4.7 million as compared to $3.9 million for the year ended December 31, 1997. The increase in interest income was primarily the result of a $13.6 million increase in loans, due to increased originations in fixed one-to-four family mortgage loans, construction loans and mortgage loans held for sale, as well as, a $144,000 increase in interest and dividend income on investments. The effect of higher average balances in interest earning assets was offset, in part, by lower average yield on interest earning assets. The average yield on interest earning assets decreased 20 basis points to 7.7% during the year ended December 31, 1998 as compared to an average yield of 7.9% for the year ended December 31, 1997. The decline was caused by falling interest rates that stimulated consumer mortgage refinancing activity.

      Interest Expense

      Interest expense for the year ended December 31, 1998 was $2.5 million compared to $2.0 million for the same period in 1997, an increase of $500,000 or 25%. The increase reflects both an increase in average interest bearing liabilities of $9.6 million and an increase in average rates paid. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing checking accounts and term certificates of deposit. Average interest bearing checking accounts increased $6.6 million, or 122.2%, to $12.0 million for the year ended December 31, 1998 as compared to $5.4 for year ended December 31, 1997. Average term certificates of deposit increased $6.1 million, or 29.8%, to $26.6 million for the year ended December 31, 1998 as compared to $20.5 million for the same period in 1997. The increase in interest bearing checking accounts was primarily the result of the Bank's promotion of a tiered interest bearing checking accounts for retail customers to attract new deposit relationships. These increases were partially offset by a lower expense on borrowed funds.

      Net Interest Income

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

      Provision (Credit) for Loan Losses

      The Bank's provision for loan losses increased $177,000 to $87,000 for the year ended December 31, 1998 compared to a credit of $90,000 for the same period in 1997. The increase in the provision primarily reflected the increase in the Bank's overall loan portfolio weighted by loan product and management's ongoing review and analysis of the general loan loss reserve. The allowance for loan losses as a percent of loans was 0.89% for year ended December 31, 1998 as compared to 0.79% for the same period in 1997. Non-performing loans increased $58,000 to $173,000 for year ended December 31, 1998 compared to $115,000 for year ended December 31, 1997. The increase was attributable to a workout agreement under which $79,000 of these loans were paid in January 1999. The workout agreement required no additional reserve.

      Non-Interest Income

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

      Non-Interest Expense

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

      Income Tax Expense

      Income tax expense decreased $107,000, or 78.1%, to $30,000 for the year ended December 31, 1998 from $137,000 for the year ended December 31, 1997. This decrease was primarily due to the decrease of $400,000 in pre-tax income. In 1998 the effective tax rate was below the statutory rate due substantially to the dividend received deduction being a larger percentage of taxable income. In 1997 the effective tax rate was below the statutory rate due substantially to the utilization of previously reserved capital loss carry forwards and tax credits. In 1998, the bank formed a securities corporation for investments which resulted in a lower state tax rate.

Liquidity and Capital Resources

      The Bank's primary sources of funds are deposits, principal and interest payments on loans and proceeds from maturing securities and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The primary investing activities of the Bank are the origination of primarily residential one-to four-family mortgage loans, multi-family and commercial real estate loans, and, to a lesser extent, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturing of investment securities, deposit growth and the utilization of FHLB advances. During the years ended December 31, 1999 and 1998, the Bank's loan originations totaled $76.1 million, and $81.0 million, respectively. For the years ended December 31, 1999 and 1998, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $12.6 million and $8.7 million, respectively. The Bank experienced a net increase in total deposits of $6.3 million and $14.0 million for the years ended December 31, 1999 and 1998, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 1999, the Bank had $22.6 million of outstanding FHLB borrowings and a borrowing capacity of $52.3 million.

      Outstanding commitments for all loans totaled $5.1 million at December 31, 1999. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totaled $28.1 million. From December 31, 1998 to December 31, 1999, the Bank experienced a 78.6% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $7.7 million, or 12.3% of adjusted assets, which is above the required level of $2.5 million, or 4.00%, and risk-based capital of $8.2 million, or 13.3% of adjusted assets, which is above the required level of $5.0 million, or 8.00%.

      The capital injection from the Conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and the expansion of facilities.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, which became effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement must be adopted prospectively and retroactive application is not permitted. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

Year 2000 Matters

      Throughout 1999 and 1998, the Company carried out a comprehensive process to minimize the possibility of problems arising in data processing and other date-sensitive systems, a problem known as the Year 2000 or Y2K dilemma. The Company's efforts were monitored by its banking regulators. The Company did not encounter any significant problems in connection with processing of transactions subsequent to December 31, 1999.


                   Form of accountant letterhead

             Report of Independent Certified Public Accountants

Board of Directors
Massachusetts Fincorp, Inc. and Subsidiaries

      We have audited the consolidated balance sheets of Massachusetts Fincorp, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Massachusetts Co-operative Bank for the year ended December 31, 1997, were audited by other auditors whose report dated March 6, 1998, expressed an unqualified opinion on those statements.

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

      In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Massachusetts Fincorp, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


Boston, Massachusetts
January 27, 2000


                        INDEPENDENT AUDITORS' REPORT

The Finance Committee
Massachusetts Co-operative Bank
Quincy, Massachusetts

We have audited the accompanying statements of income and comprehensive income, changes in surplus and cash flows for the year ended December 31, 1997 of Massachusetts Co-operative Bank. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1997 of Massachusetts Co-operative Bank in conformity with generally accepted accounting principles.


/s/WOLF & COMPANY, P.C.


Boston, Massachusetts
March 6, 1998


ITEM 7.  FINANCIAL STATEMENTS


                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                 ----------------------------
                                                     1999             1998
                                                 -----------      -----------

ASSETS
Cash and due from banks                          $ 1,956,175      $   708,827
Federal funds sold                                 1,124,762        1,760,909
                                                 ----------------------------
      Total cash and cash equivalents              3,080,937        2,469,736

Securities available for sale                     12,068,593        7,403,857
Securities held to maturity                          523,851        1,308,286
Federal Home Loan Bank Stock, at cost              1,096,500          762,800
Mortgages loans held for sale                        813,098        6,335,665

Loans                                             74,524,426       51,801,597
Less: allowance for loan losses                     (595,676)        (524,924)
                                                 ----------------------------
      Loans, net                                  73,928,750       51,276,673

Banking premises and equipment, net                3,825,086        1,206,459
Accrued interest receivable                          460,022          350,054
Due from Co-operative Central Bank                   242,850          242,850
Other assets                                         371,469          276,740
                                                 ----------------------------

                                                 $96,411,156      $71,633,120
                                                 ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                         $63,299,964      $56,992,800
Federal Home Loan Bank borrowings                 22,616,835        4,210,889
Mortgagor's escrow accounts                          439,155          292,944
Accrued expenses and other liabilities               433,229          633,277
                                                 ----------------------------
      Total liabilities                           86,789,183       62,129,910
                                                 ----------------------------

Commitments and contingencies

Preferred stock, par value $.01 per share,
 500,000 shares authorized;
 no shares are issued or outstanding                      --               --
Common stock par value $.01 per share,
 2,500,000 shares authorized;
 545,481 shares issued and outstanding                 5,455            5,455
Additional paid-in capital                         5,129,472        4,885,077
Unallocated ESOP shares                             (349,104)        (392,742)
Unearned stock awards                               (255,236)              --
Retained earnings                                  5,406,346        5,003,345
Accumulated other comprehensive income              (314,960)           2,075
      Total Shareholders' equity                   9,621,973        9,503,210
                                                 ----------------------------

                                                 $96,411,156      $71,633,120
                                                 ============================

The accompanying notes are an intregral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                         Years Ended December 31,
                                                ------------------------------------------
                                                   1999            1998            1997
                                                ----------      ----------      ----------

Interest and dividend income:
  Interest and fees on loans                    $5,234,966      $4,070,807      $3,359,390
  Interest on investments                          658,117         445,330         311,261
  Dividends on investments                         115,654          69,222          59,379
  Interest on short-term investments                    --          20,367          81,666
  Interest on Federal funds sold                    60,479          72,704          44,585
                                                ------------------------------------------
      Total interest and dividend income         6,069,216       4,678,430       3,856,281
                                                ------------------------------------------
Interest expense:
  Interest on deposit accounts                   2,207,757       2,181,351       1,583,437
  Interest on borrowed funds                       798,357         259,189         372,583
                                                ------------------------------------------
      Total interest expense                     3,006,114       2,440,540       1,956,020
                                                ------------------------------------------
Net interest income                              3,063,102       2,237,890       1,900,261
Provision for loan lossses                         (18,810)         87,413         (90,000)
                                                ------------------------------------------
Net interest income, after provision for
 loan losses                                     3,081,912       2,150,477       1,990,261
                                                ------------------------------------------

Non-interest income:
  Customer service fees                            145,529         155,275         176,794
  Loan fees and gain on sale of loans and
   loan servicing rights                           299,237         422,539         211,724
  Net gain on sales of securities available
   for sale                                          8,616          35,446          42,439
  Co-operative Central Bank Share Insurance
   Fund special dividend                            24,600          36,075          34,816
  Miscellaneous                                     64,887          83,557          19,316
                                                ------------------------------------------
      Total non-interest income                    542,869         732,892         485,089
                                                ------------------------------------------

Non-interest expense:
  Salaries and employee benefits                 1,674,385       1,435,175       1,115,585
  Occupancy and equipment                          380,803         320,715         286,250
  Data processing                                  189,977         148,595         135,727
  Forclosed real estate, net                            --              --         (24,991)
  Contributions                                      7,653         268,436           6,475
  Other general and administrative                 744,966         610,222         451,770
                                                ------------------------------------------
      Total non-interest expense                 2,997,784       2,783,143       1,970,816
                                                ------------------------------------------
Income before income tax provision                 626,997         100,226         504,534
Income tax provision                               223,996          29,719         137,000
                                                ------------------------------------------
Net income                                      $  403,001      $   70,507      $  367,534
                                                ==========================================

Other comprehensive income, net of tax:
  Unrealized gains (loss) on securities:
    Unrealized holding gains (loss) arising
     during the period                            (310,969)        (26,651)         49,842
Less: reclassification adjustment for (gains)
 included in net income                             (6,066)        (24,954)        (25,463)
                                                ------------------------------------------
Other comprehensive income (loss), net of tax     (317,035)        (51,605)         24,379
                                                ------------------------------------------
Comprehensive income                            $   85,966      $   18,902     $   391,913
                                                ==========================================

Basic and diluted earnings per share            $     0.79              NM              NM
Weighted average common shares outstanding
 --basic and diluted                               508,389              NM              NM

The accompanying notes are an integral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                Years ended December 31, 1999, 1998 and 1997

                                                                                                        Accumulated
                                                   Additional                Unallocated   Unearned        Other
                                          Common    Paid-in      Retained       ESOP         Stock     Comprehensive
                                          Stock     Capital      Earnings      Shares       Awards     Income(Loss)      Total
                                          ------   ----------    --------    -----------   ---------   -------------   ----------

Balance at December 31, 1996              $   --   $       --   $4,565,304   $      --     $      --     $  29,301     $4,594,605
Net income for the year ended
 December 31, 1997                            --           --      367,534          --            --            --        367,534
Other comprehensive income, net of tax        --           --           --          --            --        24,379         24,379
                                          ---------------------------------------------------------------------------------------
Balance at December 31, 1997                  --           --    4,932,838          --            --        53,680      4,986,518
Stock issued pursant to initial
 common stock offering                     4,759    4,753,921           --          --            --            --      4,758,680
Issuance of 25,975 shares of
 common stock to the Massachusetts
 Charitable Foundation                       260      259,490           --          --            --            --        259,750
Common Stock accquired by ESOP               436      435,944           --    (436,380)           --            --             --
Allocation of ESOP shares                     --           --           --      43,638            --            --         43,638
Expenses incurred for initial public
 offering                                     --     (564,278)          --          --            --            --       (564,278)
Net income for the year ended
 December 31, 1998                            --           --       70,507          --            --            --         70,507
Other comprehensive income, net of tax        --           --           --          --            --       (51,605)       (51,605)
                                          ---------------------------------------------------------------------------------------
Balance at December 31, 1998               5,455    4,885,077    5,003,345    (392,742)           --         2,075      9,503,210
Expenses incurred for initial public
 offering                                     --      (22,360)          --          --            --            --        (22,360)
Unearned stock awards (21,815 shares          --      261,780           --          --      (261,780)           --             --
Stock awards amortization                     --           --           --          --         6,544            --          6,544
Allocation of ESOP shares                     --        4,975           --      43,638            --            --         48,613
Net income for the year ended
 December 31, 1999                            --           --      403,001          --            --            --        403,001
Other comprehensive income, net of tax        --           --           --          --            --      (317,035)      (317,035)
                                          ---------------------------------------------------------------------------------------
Balance at December 31, 1999              $5,455   $5,129,472   $5,406,346   $(349,104)    $(255,236)    $(314,960)    $9,621,973
                                          =======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                ------------------------------------------------
                                                                     1999              1998              1997
                                                                ------------      ------------      ------------

Cash flow activities:
  Net income                                                    $    403,001      $     70,507      $    367,534
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision (credit) for loan losses                               (18,810)           87,413           (90,000)
    ESOP compensation expense.                                        48,613                 -                 -
    Stock awards expense.                                              6,544                 -                 -
    Depreciation and amortization                                    173,690           133,847           139,357
    Net gain on sales of securities available for sale                (8,616)          (35,446)          (42,439)
    Net gain on sale of foreclosed real estate                             -                 -           (41,366)
    Loans originated for sale                                    (26,141,543)      (45,782,028)      (23,307,569)
    Principal balance on loans sold                               31,664,110        45,877,138        21,520,021
    Amortization of deferred loan fees                               (86,185)          (36,127)          (21,244)
    Amortization of investment securities, net of accretion           36,821            27,547            13,977
    Increase in accrued interest receivable                         (109,968)          (27,798)          (35,384)
    Increase in other assets                                          11,271          (120,191)          (11,116)
    Deferred tax provision (benefit)                                 124,000          (102,000)          (34,000)
    Increase (decrease) in accrued expenses and other
     liabilities                                                    (200,048)         (356,123)          (76,607)
                                                                ------------------------------------------------

      Net cash (used) provided by operating activities             5,902,880          (263,261)       (1,618,836)
                                                                ------------------------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                       (7,256,972)       (7,452,433)       (1,307,210)
  Purchase of securities held to maturity                                  -          (860,041)       (3,989,706)
  Proceeds from maturities of securities available for sale                -           500,000         2,077,469
  Proceeds from maturities of securities held to maturity            770,000         1,504,749         1,000,938
  Proceeds from sales and calls of securities available
   for sale                                                        1,744,817         2,480,076         1,048,085
  Proceeds from calls of securities held to maturity                       -         1,000,000                 -
  Purchase of Federal Home Loan Bank stock                          (333,700)                -                 -
  Principal payments received on mortgage-backed and
   asset backed securities                                           286,614                 -            94,910
  Loan (originations)/ principal payments, net                   (22,547,082)       (6,941,651)       (2,487,633)
  Proceeds from sales of foreclosed real estate                            -                 -           581,330
  Purchase of banking premises and                                (2,792,317)         (146,215)          (57,549)
                                                                ------------------------------------------------

      Net cash used  by investing activities                     (30,128,640)       (9,915,515)       (3,039,366)
                                                                ------------------------------------------------

                Massachusetts Fincorp, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED

                                                                             Years Ended December 31,
                                                                ------------------------------------------------
                                                                    1999              1998               1997
                                                                ------------      ------------      ------------

Cash flows from financing activities:
  Proceeds from sale of stock, net expenses                                -         4,890,532                 -
  Net increase in deposits                                         6,307,164        14,325,058         8,793,273
  Net increase in Federal Home Loan Bank
   advances with maturities less than three months                    68,000           619,000           837,000
  Federal Home Loan Bank advances with maturities
   in excess of three months                                      51,027,563         1,592,483         2,500,000
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                     (32,689,617)      (10,241,818)       (8,506,559)
  Net increase (decrease) in mortgagor's escrow accounts.            146,211           (29,576)          (86,293)
  IPO expenses                                                       (22,360)                -                 -
                                                                ------------------------------------------------

      Net cash provided by financing activities                   24,836,961        11,155,679         3,537,421
                                                                ------------------------------------------------

Net change in cash and cash equivalents                              611,201           976,903        (1,120,781)

Cash and cash equivalents at beginning of year                     2,469,736         1,492,833         2,613,614
                                                                ------------------------------------------------

Cash and cash equivalents at end of year                        $  3,080,937      $  2,469,736      $  1,492,833
                                                                ================================================

Supplementary Information
  Interest paid on deposit accounts                             $  2,207,757      $  2,181,351      $  1,583,437
  Interest paid on borrowed funds                                    711,170           256,721           409,133
  Income tax payments (refunds), net                                 112,500           153,542            91,269


The accompanying notes are an integral part of these consolidated financial statements.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Conversion to Stock Form of Ownership

Massachusetts Fincorp, Inc. (the "Company") was incorporated under Delaware law on July 10, 1998 for the purpose of acquiring the stock of Massachusetts Co-operative Bank (the "Bank") upon the Bank's conversion from a mutual co-operative bank to a stock Massachusetts-chartered co-operative Bank (the "Conversion") on December 21, 1998. Prior to that date the company had minimal assets and liabilities. The Company also has an ESOP funding subsidiary, MCB Funding.

The Bank is a community-oriented co-operative bank organized in 1908 as The Massachusetts Co-operative Bank. The Bank's principal business consists of accepting deposits from the general public in the areas surrounding its three full-service banking offices and generating mortgage loans secured by one-to-four family residences and multi-family and commercial real estate. The bank also originates fixed rate residential mortgage loans for sale on the secondary market. The Bank operates through three full-service banking offices and one loan origination office located in the greater Boston metropolitan area.

In connection with the conversion, the Company established a charitable foundation ("Foundation") with a contribution of 5% of the common stock of the company sold in the conversion. The Foundation will be dedicated to charitable purposes within the community in which the Bank maintained a banking office at the time of the conversion, including community development activities.


Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Massachusetts Fincorp, Inc., and its wholly owned subsidiaries, Massachusetts Co-operative Bank and MCB Funding. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the deferred tax asset valuation reserve.

Reclassifications

Certain amounts in the prior consolidated financial statements have been reclassified to conform to the current presentation.

Cash and Cash Equivalents

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

Mortgage Loans Held for Sale

Mortgage loans originated for sale are carried at the lower of cost or aggregate fair value. Changes in valuation are charged against gain or loss on sale of mortgage loans. Gains or losses on sale of mortgage loans are recognized at the time of sale.

Loans

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

Interest on loans is included in income as earned based on rates applied to the principal amounts outstanding. Interest is not accrued on loans that are ninety days or more past due unless the loan is well secured and in the process of collection. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on all non-accrual loans is recognized only to the extent of interest payments received.

Loan origination and commitment fees and certain direct loan origination costs, applicable to mortgage loans, are deferred and the net amount is amortized to interest income over the contractual lives of the loans by the interest method. Fees and costs applicable to other loans are not material and are recognized in income as received or incurred.

Allowance for Loan Losses

The allowance for loan losses is established by a provision for loan losses charged to earnings and is maintained at a level considered adequate by management to provide for reasonably foreseeable loan losses. Loan losses are charged against the allowance when management believes the collectibility of the loan is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Additionally, regulatory agencies review the allowance for loan losses as part of their examination process. Such agencies may require the recognition of additions to the allowance based on judgements, which may be different from those of management.

A loan is considered impaired if based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by the fair value of the collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual loans held for sale and consumer loans for impairment disclosures.

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and property which the Company has taken physical possession of without formal foreclosure proceedings. Foreclosed real estate is initially recorded at fair value at the date of acquisition. Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

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

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank's base amount of its Federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes in excess of the tax reserve over the base is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value based method that is contained ion Accounting Principles Board Opinion No. 25 ("Opinion 25"). However, SFAS No. 123 did not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (1) to continue to use the intrinsic value based method under Opinion 25 or (2) to adopt the SFAS No. 123 fair value based method. SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. For entities not adopting the SFAS No. 123 fair value based method, SFAS No. 123 requires the entity to display in the footnotes to the financial statements proforma net earnings and earnings per share information as if the fair value based method had been adopted. The Company accounts for stock-based compensation under the intrinsic value based method under Opinion 25, as allowed by SFAS No. 123, and includes presentation of the required proforma disclosures in the notes to the consolidated financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding while unallocated ESOP shares are not considered outstanding (see Note J). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Options to purchase 51,537 shares of common stock outstanding at December 31, 1999 were not included in the computation of common shares outstanding for purposes of computing diluted earnings per share because the effect would have been anti-dilutive.

Other Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net earnings and all other all other non-owner changes in equity. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's accumulated other comprehensive income (loss) included in stockholders' equity is comprised exclusively of net unrealized gains (losses) on securities available for sale, net of related tax effects.

Segment Information

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

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company expects to adopt this Statement effective January 1, 2001. Through December 31, 1999 the Company's use of derivatives has not been material.

NOTE B - SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

                                                                           December 31, 1999
                                                       ---------------------------------------------------------
                                                                         Gross          Gross
                                                        Amortized      Unrealized     Unrealized
                                                           Cost          Gains          Losses        Fair Value
                                                       -----------     ----------     ----------      ----------

Securities Available for Sale
  Debt securities:
    U.S. Government and Federal agency                 $   898,550      $      -      $ (24,204)     $   874,346
    Corporate                                            4,572,878             -        (87,034)       4,485,844
    Mortgage-backed                                      5,828,683        16,680       (248,078)       5,597,285
                                                       ---------------------------------------------------------
    Total debt securitites                              11,300,111        16,680       (359,316)      10,957,475
    Marketable equity securities                         1,311,938        27,548       (228,368)       1,111,118
                                                       ---------------------------------------------------------
      Total securities available for sale              $12,612,049      $ 44,228      $(587,684)     $12,068,593
                                                       =========================================================

Securitites Held to Maturity
  U.S. Government and Federal agency                   $         -      $      -      $       -      $         -
  Corporate                                                523,851             -        (10,311)         513,540
                                                       ---------------------------------------------------------
      Total securities held to maturity                $   523,851      $      -      $ (10,311)     $   513,540
                                                       =========================================================

                                                                           December 31, 1998
                                                       ---------------------------------------------------------
                                                                         Gross          Gross
                                                        Amortized      Unrealized     Unrealized
                                                           Cost          Gains          Losses        Fair Value
                                                       -----------     ----------     ----------      ----------

Securities Available for Sale
  Debt securities:
    U.S. Government and Federal agency                 $ 1,842,629      $ 18,685      $       -      $ 1,861,314
    Corporate                                            3,556,798           702        (63,284)       3,494,216
    Mortgage-backed                                        988,164        38,399              -        1,026,563
                                                       ---------------------------------------------------------
    Total debt securitites                               6,387,591        57,786        (63,284)       6,382,093
    Marketable equity securities                         1,012,688        47,303        (38,227)       1,021,764
                                                       ---------------------------------------------------------
      Total securities available for sale              $ 7,400,279      $105,089      $(101,511)     $ 7,403,857
                                                       =========================================================

Securitites Held to Maturity
  U.S. Government and Federal agency                   $         -      $      -      $       -      $         -
  Corporate                                              1,308,286         5,402            (48)       1,313,640
                                                       ---------------------------------------------------------
      Total securities held to maturity                $ 1,308,286      $  5,402      $     (48)     $ 1,313,640
                                                       =========================================================

The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                        December 31, 1999
                                   --------------------------------------------------------
                                       Available for Sale              Held to Maturity
                                   ----------------------------      ----------------------
                                     Amortized         Fair          Amortized       Fair
                                       Cost            Value           Cost          Value
                                   -----------      -----------      ---------     --------

Within 1 year                      $ 1,187,386      $ 1,179,113      $      -      $      -
Over 1 year through 5 years          1,455,556        1,431,444       523,851       513,450
After 5 years through 10 years         398,550          387,394             -             -
After 10 years                       2,429,936        2,362,239             -             -
                                   --------------------------------------------------------
                                     5,471,428        5,360,190       523,851       513,450

Mortgage-backed securities           5,828,683        5,597,285             -             -
                                   --------------------------------------------------------

Total Securities                   $11,300,111      $10,957,475      $523,851      $513,450
                                   ========================================================

Sales and calls of securities available for sale are summarized as follows:

                                                  Years ended December 31,
                                         ------------------------------------------
                                            1999            1998            1997
                                         ----------      ----------      ----------

Proceeds from sales and calls            $1,744,817      $4,756,639      $1,048,085
Gross gains from sales and calls              8,616          75,733          67,259
Gross losses from sales and calls                 -          40,288          24,820

As a member of the Federal Home Loan Bank of Boston ("FHLBB") the Bank is required to invest in $100 par value stock of the FHLBB in an amount equal to 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLBB, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLBB an amount equal to the par value of the stock. As of December 31, 1999 and 1998 the bank had investments in FHLBB stock of $1,096,500 and $762,800 respectively. Such investment is reflected separately in the Consolidated Balance Sheets.

NOTE C - LOANS

A summary of the balances of loans follows:

                                                      December 31,
                                             ----------------------------
                                                 1999             1998
                                             -----------      -----------

Real estate mortgage loans:
  Adjustable rate                            $43,315,837      $27,328,448
  Fixed rate                                  22,338,500       22,382,582
  Construction loans                          11,787,987       11,079,041
  Equity lines of credit                         260,139          403,994
                                             ----------------------------
                                              77,702,463       61,194,065

Less:  Net deferred loan fees                     35,547         (145,973)
       Unadvanced loan funds                  (2,674,271)      (3,068,151)
                                             ----------------------------
      Net real estate mortgage loans          75,063,739       57,979,941
                                             ----------------------------

Other loans:
  Personal                                       208,672           82,752
  Unsecured                                       23,712           36,447
  Collateral                                      41,401           38,122
                                             ----------------------------
      Total other loans                          273,785          157,321
                                             ----------------------------

      Toal loans                              75,337,524       58,137,262

Less:  allowance for loan losses                (595,676)        (524,924)
       mortgage loans held for sale             (813,098)      (6,335,665)
                                             ----------------------------

      Loans, net                             $73,928,750      $51,276,673
                                             ============================

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal of mortgage loans serviced for others was $3,716,965 and $3,761,875 at December 31, 1999 and 1998, respectively. All loans serviced for others were sold without recourse provisions.

An analysis of the allowance for loan losses for the years indicated follows:

                                              Years ended December 31,
                                        ------------------------------------
                                          1999          1998          1997
                                        --------      --------      --------

Balance at beginning of year            $524,924      $349,404      $322,497
Provision (credit) for loan losses       (18,810)       87,413       (90,000)
Recoveries                                89,775        89,121       127,830
Loans charged-off                           (213)       (1,014)      (10,923)
                                        ------------------------------------

Balance at end of year                  $595,676      $524,924      $349,404
                                        ====================================

At December 31, 1999 and 1998, the recorded investment in impaired loans totaled $540,408 and $355,870 respectively, for which there was no valuation allowance.

No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 1999, 1998, and 1997 the average recorded investment in impaired loans amounted to $535,352, $214,890, and $182,896, respectively. Interest income recognized on impaired loans was $57,298, $19,978, and $4,912 for the years ended December 31, 1999, 1998 and 1997, respectively. Note that all impaired loans are real estate mortgages.

Non-accrual loans totaled $91,729 and $172,736 at December 31, 1999 and 1998, respectively. If interest payments on all non-accrual loans for the years ended December 31, 1999, 1998 and 1997 had been made in accordance with original loan agreements, interest income of approximately $3,000, $8,000 and $9,000 would have been recognized on loans compared to interest income actually recognized of approximately $0, $0, and $8,000, respectively.

NOTE D - FORECLOSED REAL ESTATE

Foreclosed real estate expenses (income) include the following:

                                                         Years ended December 31,
                                                        --------------------------
                                                        1999     1998       1997
                                                        ----     ----     --------

Gain on sale of foreclosed real estate, net             $ -      $ -      $(41,366)
Operating expenses, net of rental income                  -        -        16,375
                                                        --------------------------

Net expense (recovery) from foreclosed real estate      $ -      $ -      $(24,991)
                                                        ==========================

NOTE E - BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises, leasehold improvements and equipment and their estimated useful lives is as follows:

                                            Years ended December 31,
                                           --------------------------        Estimated
                                              1999            1998         Useful Lives
                                           ----------      ----------      ------------

Banking Premises:
  Land                                     $  867,374      $  170,000
  Building and leasehold improvements       2,502,143       1,030,073      10 - 40 years
Equipment                                   1,430,824         807,951       3 - 10 years
                                           --------------------------
                                            4,800,341       2,008,024

Less: accumulated depreciation
       and amortization                      (975,255)       (801,565)
                                           --------------------------

Net banking premises                       $3,825,086      $1,206,459
                                           ==========================

Total depreciation and amortization expense amounted to $173,690, $133,847 and $139,357 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE F - DEPOSITS

A summary of deposit balances, by type, is as follows:

                                                  December 31,
                                         ----------------------------
                                             1999             1998
                                         -----------      -----------

Demand                                   $ 4,014,324      $ 4,100,588
NOW                                       14,315,846       13,815,457
Money market accounts                         90,891          752,167
Regular and other savings                  9,690,659        9,700,906
                                         ----------------------------
      Total non-certificate accounts      28,111,720       28,369,118
                                         ----------------------------

Term certificates of $100,000 or more     11,717,423        8,554,978
Term certificates less than $100,000      23,470,821       20,068,704
                                         ----------------------------
      Total term certificates             35,188,244       28,623,682
                                         ----------------------------

      Total deposits                     $63,299,964      $56,992,800
                                         ============================

Interest expense on deposit balances is summarized as follows.

                                             Years ended December 31,
                                    ------------------------------------------
                                       1999            1998            1997
                                    ----------      ----------      ----------

Regular and other savings           $  196,951      $  191,062      $  244,032
NOW                                    476,758         488,038         173,104
Money market accounts                    6,433          21,175          27,864
Term certificates                    1,527,615       1,481,076       1,138,437
                                    ------------------------------------------

                                    $2,207,757      $2,181,351      $1,583,437
                                    ==========================================

A summary of term certificates by maturity is as follows:

                                                     December 31,
                                 --------------------------------------------------
                                            1999                       1998
                                 -----------------------    -----------------------
                                                Weighted                   Weighted
                                                 Average                    Average
                                    Amount        Rate         Amount        Rate
                                 -----------    --------    -----------    --------

Within 1 year                    $28,490,759      5.1%      $24,520,449      5.5%
Over 1 year to 2 years             6,584,863      5.6%        3,799,189      5.3%
Over 2 years to 3 years               46,241      5.2%          216,173      5.2%
Over 3 years to 4 years.              66,381      4.8%           24,492      5.7%
Over 4 years                               -        -            63,379      4.8%
                                 -----------                -----------

Total Term Certificates          $35,188,244      5.2%      $28,623,682      5.5%
                                 ===========                ===========

The Federal Reserve Bank requires that the Bank maintain average reserve balances. The average amount of these reserve balances for the year ended December 31, 1999 was approximately $544,000.

NOTE G - FEDERAL HOME LOAN BANK BORROWINGS

A summary of borrowed funds consisting of advances from the Federal Home Loan Bank of Boston, by maturity, is as follows:

                                                     December 31,
                                 --------------------------------------------------
                                            1999                       1998
                                 -----------------------     ----------------------
                                                Weighted                   Weighted
                                                 Average                    Average
                                    Amount        Rate         Amount        Rate
                                 -----------    --------    -----------    --------

Within 1 year                    $14,000,000      5.63%      $2,000,000      5.56%
Over 1 year to 3 years             2,345,045      6.69%       1,000,000      8.11%
Over 3 years to 5 years                    -         -          500,000      5.60%
Over 5 years                       5,584,790      5.09%          91,889      4.00%
Overnight line of credit             687,000      5.29%         619,000      5.40%
                                 -----------                 ----------

Total borrowings                 $22,616,835                 $4,210,889
                                 ===========                 ==========

All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and Federal agency securities. Borrowings under the variable rate overnight line of credit are limited to $4,300,000 as of December 31, 1999 and 1998.

NOTE H - INCOME TAXES

Allocation of Federal and state income taxes between current and deferred portions, is as follows:

                                             Years ended December 31,
                                       -------------------------------------
                                         1999           1998          1997
                                       --------      ---------      --------

Current tax provision:
  Federal                              $ 83,000      $ 105,000      $116,000
  State                                  17,000         27,000        55,000
                                       -------------------------------------
                                        100,000        132,000       171,000
                                       -------------------------------------

Deferred tax provision (benefit):
  Federal                               121,000        (82,000)       61,000
  State                                  13,000        (20,000)            -
  Change in valuation reserve           (10,000)             -       (95,000)
                                       -------------------------------------
                                        124,000       (102,000)      (34,000)
                                       -------------------------------------

                                       $224,000      $  30,000      $137,000
                                       =====================================

The reasons for the differences between the effective tax rates and the statutory Federal income tax rate are summarized as follows:

                                                    Years ended December 31,
                                                   --------------------------
                                                   1999       1998       1997
                                                   ----       ----       ----

Tax provision at statutory rate                    34.0%      34.0%      34.0%
Increase (decrease) resulting from:
  State taxes, net of Federal tax benefit           2.9        4.9        7.2
  Change  in valuation reserve.                    (1.6)         -       (7.4)
  Dividend received deduction.                     (2.1)     (11.0)      (0.5)
  Tax credits                                         -          -      (11.3)
  Other, net                                        2.5        1.8        5.2
                                                   --------------------------

Effective tax rates                                35.7%      29.7%      27.2%
                                                   ==========================

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                   December 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------

Deferred tax asset:
  Allowance for loan losses.                                  $ 29,000      $168,000
  Net unrealized loss on securities available for sale.        223,000             -
  Depreciation.                                                      -         6,000
  Net deferred loan fees.                                            -         8,000
  Other tax loss carryovers.                                    99,000       110,000
                                                              ----------------------
                                                               351,000       292,000
  Valuation reserve.                                           (99,000)     (109,000)
                                                              ----------------------
      Total deferred tax asset.                                252,000       183,000

Deferred tax liability:
  Environmental expenditures.                                  (67,000)            -
  Net deferred loan costs.                                     (27,000)            -
  Depreciation.                                                 (3,000)            -
  Net unrealized gain on securities available for sale               -        (1,000)
  Other.                                                        (7,000)       (3,000)
                                                              ----------------------

      Total deferred tax liability.                           (104,000)       (4,000)

Net deferred tax asset                                        $148,000      $179,000
                                                              ======================

The valuation reserve decreased by $10,000 and by $122,000 for the years ended December 31, 1999, and 1997, respectively. The decreases were the result of the utilization of previously unrecorded tax benefits that were used to offset current year's taxable income. In addition, included in the 1997 decrease is a $27,000 benefit that was the result of the expiration of capital loss carry forwards.

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

For the years ended December 31, 1999, 1998, and 1997, the tax expense (benefit) allocated to the components of comprehensive income amounted to $(228,498), $(12,542), and $49,792, respectively, for unrealized holding gains arising during the period and $2,550, $10,492, and $(16,976), respectively, for the reclassification adjustment for gains (losses) realized in net income.

During 1999, certain amounts accrued in prior years as current tax liability have been reclassified as deferred taxes. This reclassification has no effect on net tax expense for any period shown.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, it must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company and Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are also presented in the tables.

                                                                              Minimum To Be Well
                                                                              Capitalized Under
                                                      Minumum for Capital     Prompt Corrective
                                     Actual            Adequacy Purposes      Action Provisions
                               ------------------     -------------------     ------------------
                               Amount       Ratio      Amount      Ratio      Amount      Ratio
                               ------       -----      ------      -----      ------      -----
                                                    (Dollars in Thousands)

December 31, 1999
Total Capital to Risk
  Weighted Assets
    Bank.                      $ 8,245      13.3%      $4,972      >= 8%      $6,215      >= 10%
    Consolidated.              $10,533      16.9%      $4,972      >= 8%          NA

Tier 1 Capital to Risk
  Weighted Assets
    Bank                       $ 7,650      12.3%      $2,486      >= 4%      $3,729      >=  6%
    Consolidated.              $ 9,937       7.9%      $2,486      >= 4%          NA

Tier 1 Capital to
  Average Assets
    Bank.                      $ 7,650       7.9%      $3,896      >= 4%      $4,870      >=  5%
    Consolidated               $ 9,937      10.0%      $3,962      >= 4%          NA

December 31, 1998
Total Capital to Risk
  Weighted Assets
    Bank.                      $ 8,019      17.0%      $3,774      >= 8%      $4,717      >= 10%
    Consolidated               $10,026      21.7%      $3,774      >= 8%          NA

Tier 1 Capital to Risk
  Weighted Assets
    Bank                       $ 7,494      15.9%      $1,887      >= 4%      $2,830      >= 6%
    Consolidated               $ 9,501      20.5%      $1,887      >= 4%          NA

Tier 1 Capital to
  Average Assets
    Bank.                      $ 7,494      11.7%      $2,564      >= 4%      $3,205      >= 5%
    Consolidated.              $ 9,501      14.8%      $2,564      >= 4%          NA

NOTE J - EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company provides pension benefits for its eligible employees through membership in the Co-operative Bank's Employees Retirement Association defined benefit pension plan. Each full time employee reaching the age of 21 and having completed six months of service automatically becomes a participant in the retirement plan. Part-time employees must complete 1,000 hours of service in one consecutive twelve-month period beginning with such employee's date of employment to automatically become a participant in the retirement plan. Participants become fully vested when credited with five years of service measured from their date of participation.

The plan is a multiemployer plan whereby the contributions by each Company are not restricted to provide benefits for employees of the contributing Company. Total pension expense amounted to $111,551, $136,360 and $62,041 for the years ended December 31, 1999,1998,and 1997, respectively.

In addition to the defined benefit plan, the Company adopted a Section 401(k) plan that provides for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. The Company matched the employee's voluntary contribution up to five percent of their compensation during 1998 and 1997 and made no contributions in 1999. Contributions made by the Company amounted to $52,165 and $34,754 for the years ended December 31, 1998 and 1997, respectively.

Employee Stock Ownership Plan

On December 22, 1998, the Company's ESOP purchased 43,638 shares of common stock for $436,380. These funds were obtained by the ESOP through a loan from MCB Funding. Annual payments are approximately $59,803 including interest at 7.5%. The Company's contributions are the primary source of funds for repayment of the loan. Interest expense incurred on the ESOP debt totaled $29,249 and $834 for 1999 and 1998 respectively. Compensation expenses related to the ESOP amounted to $48,613 and $43,638 for 1999 and 1998 respectively. This included contributions in excess of amounts required to service the ESOP debt of $4,975 and $16,000 for 1999 and 1998 respectively. There were no dividend payments on unallocated shares. The shares held by the ESOP are as follows:

                                        December 31,
                                     ------------------
                                      1999        1998
                                     ------      ------

Allocated shares.                     8,728       4,364
Unallocated shares.                  34,910      39,274
                                     ------------------
      Total ESOP Shares              43,638      43,638
                                     ==================

The fair value of unallocated shares at December 31, 1999 and 1998 was $392,738 and $392,740 respectively.

Stock - Based Incentive Plan

On December 21, 1999 the Company established a Stock-Based Incentive Plan which may grant Non-Statutory Stock Options, Incentive Stock Options, and Stock Awards to eligible individuals. All employees and outside directors are eligible under the Plan. The maximum number of shares reserved for awards under the Plan is 76,367 of which 54,548 is reserved for the exercise of options and 21,819 is reserved for stock awards. During 1999 the Company awarded 21,815 shares with an estimated market value of $267,780 which will vest over a five year period. The Company recorded $6,545 in compensation expense in 1999 in connection with the stock awards. Stock options entitle the holder to purchase one share of the Company's common stock at the exercise price of $12, which is the value on the date of the grant ($12.00). Options granted to certain employees and directors of the Company in 1999 have a five year vesting period and will expire ten years from the date of grant. During 1999 the Company granted 51,537 options to acquire the same number of shares at a price of $12.00.

In accordance with SFAS No. 123, The Company used the Black-Scholes option pricing model with the following weighted average assumptions to value the options granted: expected volatility of 24.27%, a risk-free interest rate of 5.97%and expected option lives of 5 years for directors and 7 years for employees.

On a proforma basis, had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards made under the plan, consistent with SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1999 would have been reduced as follows:

Net income
  As reported                                $403,001
  Proforma                                    389,289

Basic and diluted earnings per share
  As reported                                $   0.79
  Proforma                                       0.77

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

At December 31, 1999 and 1998, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                    1999            1998
                                                 ----------      ----------

Commitments to grant loans                       $5,071,000      $8,784,000
Unadvanced funds on equity lines of credit          347,000         260,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Funds disbursed under these financial instruments are collateralized by real estate. Commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. At December 31, 1999 and 1998, the Company had commitments to sell loans of $813,098 and $6,335,665, respectively. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to the investors. Loans are sold without recourse and, accordingly, risks arise principally from movements in interest rates.

Operating Lease Commitments

The Company's future minimum rent commitments pursuant to the terms of noncancelable lease agreements in effect at December 31, 1999 are not significant. Rent expense was $52,269, $43,193, and $23,590 for the years ended December 31, 1999, 1998 and 1997, respectively.

Other Commitments and Contingencies

The Company entered into employment agreements with two senior executives. The agreements include provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control."

Effective January 1, 1998 the Company established a supplemental retirement plan that provides certain key management employees with an additional benefit if they retire prior to the final scheduled payment of the ESOP loan as discussed in Note J. Since the inception of this plan and up to December 31, 1999 none of the participating employees have retired.

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

NOTE L - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates, generally at the same prevailing terms as those of other borrowers. A summary of related party activity follows:

                                   Years ended December 31,
                                   ------------------------
                                      1999           1998
                                   ---------      ---------

Balance at beginning of year       $ 336,128      $ 403,000
Loans made/advanced                        -         66,200
Repayments                          (217,120)      (133,072)
                                   ------------------------

Balance at end of year             $ 119,008      $ 336,128
                                   ========================

All Related Party transactions are performing as agreed.

NOTE M - DIVIDEND PAYMENT AND RETAINED EARNINGS RESTRICTIONS

The Company and the Bank may not declare or pay dividends on and the Company may not repurchase, any of its shares of common stock if the effect thereof would cause shareholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements

The Company created a special "liquidation account" for the benefit of account holders in an amount equal to the shareholder's equity of the Bank as of the date of its latest balance sheet contained in the final prospectus in connection with the conversion. Each account holder continuing to maintain a deposit account at the Bank would be entitled, in a complete liquidation of the Bank, to an interest in the liquidation account prior to any payment to the shareholders of the Bank. As a result, the Company's shareholder's equity is substantially restricted with respect to payment of dividends to shareholders.

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying values and estimated fair values of the Company's significant financial and non-financial instruments as of the dates indicated:

                                        December 31, 1999                 December 31, 1998
                                   ----------------------------      ----------------------------
                                    Carrying         Estimated        Carrying         Estimated
                                      Value          Fair Value         Value          Fair Value
                                   -----------      -----------      -----------      -----------

Financial Assest
  Cash and due from banks          $ 1,956,175      $ 1,956,175      $   708,827      $   708,827
  Federal funds sold                 1,124,762        1,124,762        1,760,909        1,760,909
  Securities                        13,135,902       12,592,444        8,708,564        9,480,295
  Loans, net                        74,741,848       74,243,000       57,612,338       58,159,480
  Accrued interest receivable          460,022          460,022          350,054          350,054

Financial Liabilities:
  Demand, NOW, savings and money
   market deposit accounts          28,111,720       28,111,720       28,369,118       28,369,118
  Term certificates of deposit      35,188,244       35,315,068       28,623,682       28,835,059
  Borrowed funds                    22,616,835       21,988,810        4,211,483        4,177,668

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

NOTE O - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Condensed parent company financial statements for the year ended December 31, 1999 and for the period from December 22, 1998 (the date the Company commenced significant operations) through December 31, 1998 are as follows:

                         Massachusetts Fincorp, Inc.

                               BALANCE SHEETS

                                                             December 31,
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------

Assets:
Cash and due from banks                               $1,668,183      $1,878,270
Investment in subsidiaries, at equity                  8,141,756       7,948,562
Other assets                                               6,562               -
                                                      --------------------------
      Total assets                                    $9,816,501      $9,826,832
                                                      ==========================

Liabilities and stockholders' equity:
Accrued taxes                                         $ (162,357)     $  (85,351)
Accounts payable                                           7,780          16,231
                                                      --------------------------
      Total liabilities                                 (154,577)        (69,120)
                                                      --------------------------

Total shareholders' equity.                            9,971,078       9,895,952
                                                      --------------------------
      Total liabilities and shareholders' equity      $9,816,501      $9,826,832
                                                      ==========================

The Company's consolidated shareholders' equity is less than amounts presented above because of the elimination effect of the ESOP shares.

                         Massachusetts Fincorp, Inc.

                            STATEMENTS OF INCOME

                                                        Years Ended December 31,
                                                        ------------------------
                                                           1999           1998
                                                        ---------      ---------

Operating expenses:
  Directors fees                                        $  18,000      $   9,000
  Salaries                                                 23,000              -
  Other general and administrative                         88,873              -
  Contributions.                                                -        259,490
  Miscellaneous expense.                                   15,322          7,231
                                                       -------------------------
      Total operating expenses                             145,195        275,721
                                                       -------------------------
Income before income tax provision and equity
 in earnings of subsidiaries                             (145,195)      (275,721)
Income tax provisions.                                    (31,550)       (85,351)
Equity in earnings of subsidiaries.                       516,646        260,877
                                                       -------------------------
Net Income                                             $  403,001      $  70,507
                                                       =========================

                         Massachusetts Fincorp, Inc.

                           STATEMENTS OF CASHFLOW

                                                             Years Ended December 31,
                                                            --------------------------
                                                               1999            1998
                                                            ----------      ----------

Cash flow from operating activities:
  Net income                                                $  403,001      $   70,507
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Stock awards expense                                         6,545               -
    Increase in other assets.                                   (6,562)     (2,756,972)
    Decrease in other liabilities.                             (85,457)        (69,120)
    Equity in undistributed earnings of subsidiaries          (516,646)       (260,877)
                                                            --------------------------

      Net cash provided from operating activities.            (199,119)     (3,016,462)
                                                            --------------------------

Cash flows from financing activities:
  Proceeds from IPO offering                                         -       5,454,810
  Payments for IPO cost                                        (10,968)       (560,078)
                                                            --------------------------

      Net cash used for investing activities                   (10,968)      4,894,732
                                                            --------------------------

Net increase (decrease) in cash equivalents                   (210,087)      1,878,270
                                                            --------------------------

Cash and cash equilivalents at beginning of year             1,878,270               -
                                                            --------------------------

Cash and cash equivalents at end of year.                   $1,668,183      $1,878,270
                                                            ==========================

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      Wolf & Company, P.C. resigned as of April 22, 1998, and Grant Thornton LLP was engaged and continues as the independent auditors of the Bank. The decision to change auditors was approved by the Board of Directors. The balance sheet as of December 31, 1997 and related statements of income and comprehensive income, surplus and cash flows for the year ended December 31, 1997 were audited by Wolf & Company, P.C.

      For the year ended December 31, 1997 and up to the date of replacement of Wolf & Company, P.C., there were no disagreements with Wolf & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Wolf & Company, P.C., would have caused them to make reference to the subject matter of the disagreement in connection with their report. The independent auditors' report on the financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, on pages 4 through 8 and 12. Information concerning Executive Officers who are not directors is contained in Part I of this report.

ITEM 10.  EXECUTIVE COMPENSATION

      The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 on pages 8 through 11.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, on pages 3 and 5 through 6.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, on page 12.


PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements

      The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

      -  Independent Auditors' Reports
      -  Consolidated Balance Sheets as of December 31, 1999 and 1998
      - Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997
      - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
      - Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
      -  Notes to Consolidated Financial Statements

(a) 2.  Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K filed during the last quarter of 1999

      None

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number

 2.1       Plan of Conversion of The Massachusetts Co-operative Bank (1)
 3.1       Certificate of Incorporation of Massachusetts Fincorp, Inc. (1)
 3.2       Bylaws of Massachusetts Fincorp, Inc. (2)
 4.0       Draft Stock Certificate of Massachusetts Fincorp, Inc. (1)
10.1 Employment Agreement between Massachusetts Fincorp, Inc. and Paul C. Green (3)
10.2 Employment Agreement between Massachusetts Fincorp, Inc. and Anthony A. Paciulli (3)
10.3 Form of The Massachusetts Co-operative Bank Employee Severance Compensation Plan (1)
10.4 Form of The Massachusetts Co-operative Bank Supplemental Executive Retirement Plan (1)
10.5 Form of The Mass Co-operative Bank Management Supplemental Executive Retirement Plan (1)
10.6       Massachusetts Fincorp, Inc. 1999 Stock - Based Incentive
           Plan (4)
11.0       Statement Re: Computation of Per Share Earnings
16.1       Letter re:  change in Certifying Accountant
21.0       Subsidiaries Information Incorporated Herein By Reference to
           Part 1 - Subsidiary Activity
27.0       Financial Data Schedule

-------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
(2) Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.
(3) Incorporated by reference into this document from the Exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1999.
(4) Incorporated by reference into this document from the Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders dated June 16, 1999.

SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massachusetts Fincorp, Inc.


By:  /s/ Paul C. Green
     --------------------------------
     Paul C. Green
     President, Chief Executive Officer
     and Director

      In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Name                         Title                                  Date
----                         -----                                  ----

/s/ Paul C. Green            President, Chief Executive             March 14, 2000
    Paul C. Green            Officer, Chief Financial Officer
                             and Director (principal executive,
                             accounting and financial officer)

/s/ John R. Byrne            Director                              March 14, 2000
    John R. Byrne

/s/ Richard F. Cahill        Director                              March 14, 2000
    Richard F. Cahill

/s/ W. Craig Dolan           Director                              March 14, 2000
    W. Craig Dolan

/s/ John E. Hurley, Jr.      Director                              March 14, 2000
    John E. Hurley, Jr.

/s/ Robert E. McGovern       Director                              March 14, 2000
    Robert E. McGovern

/s/ Joseph P. O'Hearn, Jr.   Director                              March 14, 2000
    John P. O'Hearn, Jr.

/s/ Robert H. Quinn          Director                              March 14, 2000
    Robert H. Quinn

/s/ Joseph W. Sullivan       Director                              March 14, 2000
    Joseph W. Sullivan

/s/ Diane Valle              Director                              March 14, 2000
    Diane Valle