Form 10QSB
period 2000-03-31
MASSACHUSETTS FINCORP INC
filed 2000-05-09
CIK 1066170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 1, 2000 to March 31, 2000

                       Commission File Number 0-24791

                         MASSACHUSETTS FINCORP, INC.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

Delaware                                                             04-3431804
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              identification No.)

70 Quincy Avenue, Quincy, Massachusetts                                   02169
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(617) 825-5555
-------------------------------------------------------------------------------
(Issuer's telephone number, including area code)

Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes   X    No
      -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 545,481 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2000.


                         MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB
                                    Index

PART I FINANCIAL INFORMATION                                                3

  Item 1.  Financial Statements                                             3

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9

PART II.   OTHER INFORMATION                                               14

  Item 1.  Legal Proceedings                                               14

  Item 2.  Changes in Securities                                           14

  Item 3.  Defaults Upon Senior Securities                                 14

  Item 4.  Submission of Matters to a Vote of Security Holders             14

  Item 5.  Other Information                                               14

  Item 6.  Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                 16


PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                                                           March 31,       December 31,
                                                                              2000             1999
                                                                           ---------       ------------
                                                                          (unaudited)

ASSETS
Cash and due from banks                                                   $  1,524,803     $  1,956,175
Federal funds sold                                                             670,443        1,124,762
                                                                          -----------------------------
      Total cash and cash equivalents                                        2,195,246        3,080,937

Securities available for sale                                               12,523,430       12,068,593
Securities held to maturity                                                    521,099          523,851
Federal Home Loan Bank Stock, at cost                                        1,131,500        1,096,500
Mortgages loans held for sale                                                  554,900          813,098

Loans                                                                       85,344,351       74,524,426
Less:  allowance for loan losses                                              (680,135)        (595,676)
                                                                          -----------------------------
      Loans, net                                                            84,664,216       73,928,750

Banking premises and equipment, net                                          4,079,198        3,825,086
Accrued interest receivable                                                    533,760          460,022
Due from Co-operative Central Bank                                             242,850          242,850
Other assets                                                                   386,926          371,469
                                                                          -----------------------------
                                                                          $106,833,125     $ 96,411,156
                                                                          =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                  $ 76,152,773     $ 63,299,964
Federal Home Loan Bank borrowings                                           20,348,805       22,616,835
Mortgagor's escrow accounts                                                    439,337          439,155
Accrued expenses and other liabilities                                         301,728          433,229
                                                                          -----------------------------
      Total liabilities                                                     97,242,643       86,789,183
                                                                          -----------------------------

Commitments and contingencies

Preferred stock, par value $.01 per share, 500,000 shares authorized;
  no shares are issued or outstanding                                                -                -
Common stock par value $.01 per share, 2,500,000 shares authorized;
  545,481 shares issued and outstanding                                          5,455            5,455
Additional paid-in capital                                                   5,129,472        5,129,472
Unallocated ESOP shares                                                       (349,104)        (349,104)
Unearned stock awards                                                         (242,147)        (255,236)
Retained earnings                                                            5,415,259        5,406,346
Accumulated other comprehensive income                                        (368,453)        (314,960)
                                                                          -----------------------------
      Total Shareholders' equity                                             9,590,482        9,621,973
                                                                          -----------------------------
                                                                          $106,833,125     $ 96,411,156
                                                                          =============================


See accompanying notes to unaudited consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                    For the Three Months Ended
                                                                            March 31,
                                                                    --------------------------
                                                                       2000            1999
                                                                       ----            ----

Interest and dividend income:
  Interest and fees on loans                                        $1,598,904      $1,174,198
  Interest  on investments                                             189,067         121,961
  Dividends on investments                                              48,804          24,593
  Interest on Federal funds sold                                        25,698          13,912
                                                                    --------------------------
      Total interest and dividend income                             1,862,473       1,334,664
                                                                    --------------------------
Interest expense:
  Interest on deposit accounts                                         697,236         536,445
  Interest on borrowed funds                                           324,676          72,584
                                                                    --------------------------
      Total interest expense                                         1,021,912         609,029
                                                                    --------------------------
Net interest income                                                    840,561         725,635
Provision for loan losses                                                4,264               -
                                                                    --------------------------
Net interest income, after provision for loan losses                   836,297         725,635
                                                                    --------------------------

Non-interest income:
  Customer service fees                                                 31,946          37,517
  Loan fees and gain on sale of loans and loan servicing rights         11,047         148,442
  Net gain  on sales of securities available for sale                        -           5,993
  Miscellaneous                                                         15,698          17,347
                                                                    --------------------------
      Total non-interest  income                                        58,691         209,299
                                                                    --------------------------

Non-interest expense:
  Salaries and employee benefits                                       473,724         400,313
  Occupancy and equipment                                              115,890          93,443
  Data processing                                                       44,933          62,734
  Contributions                                                            930           2,077
  Other general and administrative                                     242,725         159,437
                                                                    --------------------------
      Total non-interest expense                                       878,202         718,004
                                                                    --------------------------
Income before income tax provision                                      16,786         216,930
Income tax provision                                                     7,873          50,609
                                                                    --------------------------
Net income                                                          $    8,913      $  166,321
                                                                    ==========================

Other comprehensive income (loss), net of tax:
  Unrealized gains (loss) on securities:
    Unrealized holding gains (loss) arising during the period          (53,493)        (36,161)
Less:  reclassification adjustment for (gains) included
        in net income                                                        -          (4,731)
                                                                    --------------------------
Other comprehensive income (loss), net of tax                          (53,493)        (40,892)
                                                                    --------------------------
Comprehensive (loss) income                                         $  (44,580)     $  125,429
                                                                    ==========================

Basic and diluted earnings per share                                $     0.02      $     0.33
Weighted average common shares outstanding - basic and diluted         511,117         506,753


The accompanying notes are an intregral part of these consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    Period Ended March 31, 2000 and 1999
                                 (unaudited)

                                                                                                          Accumulated
                                                        Additional              Unallocated  Unearned        Other
                                                Common   Paid-in     Retained      ESOP        Stock     Comprehensive
                                                Stock    Capital     Earnings     Shares      Awards     Income(Loss)    Total
                                                ------  ----------   --------   -----------  --------    -------------   -----

Balance at December 31, 1998                    $5,455  $4,885,077  $5,003,345  $ (392,742)  $       -     $   2,075   $9,503,210
Expenses incurred for initial public offering        -     (21,935)          -           -           -             -      (21,935)
Net income for the period  ended March 31, 1999      -           -     166,321           -           -             -      166,321
Other comprehensive income, net of tax               -           -           -           -           -       (40,892)     (40,892)
                                                ---------------------------------------------------------------------------------
Balance at March 31, 1999                       $5,455  $4,863,142  $5,169,666  $ (392,742)  $       -     $ (38,817)  $9,606,704
                                                =================================================================================

Balance at December 31, 1999                    $5,455  $5,129,472  $5,406,346  $ (349,104)  $(255,236)    $(314,960)  $9,621,973
Stock awards amortization                            -           -           -           -      13,089             -       13,089
Net income for the period  ended March 31, 2000      -           -       8,913           -           -             -        8,913
Other comprehensive income, net of tax               -           -           -           -           -       (53,493)     (53,493)
                                                ---------------------------------------------------------------------------------
Balance at March 31, 2000                       $5,455  $5,129,472  $5,415,259  $ (349,104)  $(242,147)    $(368,453)  $9,590,482
                                                =================================================================================


See accompanying notes to unaudited consolidated financial statements.


                 Massachusetts Fincorp, Inc and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Three Months Ended
                                                                          March 31,
                                                                ------------------------------
                                                                    2000              1999
                                                                    ----              ----

Cash flow activities:
  Net income                                                    $      8,913      $    166,321
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision (credit) for loan losses                                 4,264                 -
    ESOP compensation expense                                        (12,498)          (14,951)
    Stock awards expense                                              13,089                 -
    Depreciation and amortization expense                             62,349            38,103
    Net gain on sales of securities available for sale                     -            (5,993)
    Loans originated for sale                                     (2,375,600)      (10,832,700)
    Principal balance on loans sold                                2,633,798        15,405,915
    Amortization of deferred loan fees                               (52,616)          (15,666)
    Amortization of investment securities,
     net of accretion                                                  6,944             3,492
    Increase in accrued interest receivable                          (73,738)          (10,656)
    Increase in other assets                                         (15,457)         (196,242)
    Deferred tax provision (benefit)                                  38,318            (9,978)
    Increase (decrease) in accrued expenses
     and other liabilities                                          (119,003)         (118,805)
                                                                ------------------------------

      Net cash (used) provided by operating
       activities                                                    118,763         4,408,840
                                                                ------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                         (978,283)         (600,000)
  Proceeds from maturities of securities available for sale          335,000                 -
  Proceeds from maturities of securities held to maturity                  -           200,000
  Proceeds from sales and calls of securities available
   for sale                                                                -           655,993
  Purchase of Federal Home Loan Bank stock                           (35,000)                -
  Principal payments received on mortgage-backed and
   asset-backed securities                                           172,638            29,687
  Loan (originations)/principal payments, net                    (10,767,309)       (4,761,182)
  Purchase of banking premises and equipment                        (316,461)       (1,181,818)
                                                                ------------------------------

      Net cash used  by investing
       activities                                                (11,589,415)       (5,657,320)
                                                                ------------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                             12,852,809           (81,837)
  Net increase in Federal Home Loan Bank
   advances with maturities less than three months                  (687,000)         (619,000)
  Federal Home Loan Bank advances with maturities
   in excess of three months                                       7,000,000         8,500,000
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                      (8,581,030)       (6,001,760)
  Net increase (decrease) in mortgagor's escrow accounts                 182            24,655
  IPO expenses                                                             -           (21,936)
                                                                ------------------------------
      Net cash provided by financing activities                   10,584,961         1,800,122
                                                                ------------------------------

Net change in cash and cash equivalents                             (885,690)          551,642

Cash and cash equivalents at beginning of period                   3,080,937         2,469,736
                                                                ------------------------------

Cash and cash equivalents at end of period                      $  2,195,247      $  3,021,378
                                                                ==============================

Supplementary Information
  Interest paid on deposit accounts                             $    696,840      $    536,445
  Interest paid on borrowed funds                                    315,093            72,548
  Income tax payments (refunds), net                                  35,000                 -


See accompanying notes to unaudited consolidated financial statements.


                         MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Massachusetts Fincorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended December 31, 1999, filed with the Securities and Exchange Commission.

(2)   REORGANIZATION AND STOCK OFFERING

      The Company was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds amounting to $4.9 million which it used for general business activities and to form and capitalize the Employee Stock Ownership Plan (the "ESOP") Loan Subsidiary, which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather the statements are based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

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

      The Bank is a community-oriented co-operative bank which was originally organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its three full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family and commercial real estate loans, construction loans, home equity lines of credit and consumer loans. However, in the future, the Bank intends to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its three full-service banking offices which are located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, advances from the FHLB-Boston and proceeds from the sale of loans.

Operating Strategy

      The Bank's operating strategy has in the past consisted of maintaining profitability and managing its interest rate risk mainly by originating fixed-rate one-to-four family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one-to-four family mortgage loans for investment. The Bank, however, has begun to retain certain one-to-four family fixed-rate loans for its portfolio, based on various factors, including its asset/liability position and market interest rates. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of two de novo branch offices in the Boston metropolitan area in 1996 and 1999. The Bank has used the opportunity of the additional space provided by the new location in Quincy to consolidate operations. The Bank has closed the loan origination centers in Norwell, and Wakefield, Massachusetts. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth.


Average Balance Sheet

      Presented below are the average balance sheets for the periods indicated.

                                                                   For the Three Months Ended
                                             ----------------------------------------------------------------------
                                                      March 31, 2000                        March 31, 1999
                                             ---------------------------------     --------------------------------
                                                                       Average                              Average
                                             Average                   Yield/      Average                  Yield/
                                             Balance      Interest      Cost       Balance     Interest      Cost
                                             -------      --------     -------     -------     --------     -------
                                                                     (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments                  $  2,137      $   28        5.24%     $ 1,461      $   18        4.93%
    Securities                                 11,325         186        6.57%       7,538         118        6.26%
    Mortgage loans, net                        78,515       1,572        8.01%      58,113       1,130        7.78%
    Other loans                                   826          27       13.08%         876          15        6.85%
                                             --------------------                  -------------------
      Total interest earning asssets           92,803       1,813        7.81%      67,988       1,281        7.54%
    Noninterest-earning assets                  6,343                                3,432
                                             --------                              -------
    Equity securities                           2,243          49        8.74%       1,030          12        4.66%
                                             --------------------                  -------------------
      Total assets                           $101,389      $1,862                  $72,450      $1,293
                                             ========------------                  =======------------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                       $ 10,061      $   50        1.99%     $ 9,528      $   46        1.93%
      Money market accounts                        91           1        4.40%         724           4        2.21%
      Now accounts                             16,447         156        3.79%      13,543         114        3.37%
      Certificates of deposit                  37,733         490        5.19%      28,697         380        5.30%
                                             --------------------                  -------------------
      Total deposits                           64,332         697        4.33%      52,492         544        4.15%
    FHLB advances                              21,616         325        6.01%       5,132          73        5.69%
                                             --------------------                  -------------------
      Total interest bearing liabilities       85,948       1,022        4.76%      57,624         617        4.28%
                                             --------------------                  -------------------
  Noninterest -bearing demand
   checking accounts                            3,938                                4,642
  Noninterest-bearing liabilities               1,844                                  610
                                             --------                              -------
    Total liabilities                          91,730                               62,876
  Total surplus                                 9,659                                9,574
                                             --------                              -------
      Total liabilities and surplus          $101,389                              $72,450
                                             ========                              =======
  Net interest income                                      $  840                               $ 676
                                                           ======                               =====
  Net interest income/interest
   rate spread                                                           3.06%                                3.25%
                                                                       ======                               ======
  Net interest margin as a percent
   of interest-earning assets                                            0.91%                                0.99%
                                                                       ======                               ======
  Ratio of interest-earning assets
   to interest-bearing liabilities                                     107.98%                              117.99%
                                                                       ======                               ======
  Net interest margin as a percentage
   of surplus                                                            8.70%                                7.06%
                                                                       ======                               ======


Comparison of Financial Condition at March 31, 2000 and December 31, 1999

      The Company's total assets increased by $10.4 million, or 10.8% for the three months ended March 31, 2000 from $96.4 million at December 31, 1999 to $106.8 million at March 31, 2000. The increase was primarily due to loan growth of $10.8 million, securities growth of $452,000, and an increase of $254,000 in banking premises and equipment attributable to the new building in Quincy, which opened in December 1999. The increase in the loan portfolio primarily consisted of increases in one-to-four family, multi-family and commercial real estate loans and loans from a new indirect lending program on motorcycles and recreational vehicles. The loan growth was primarily funded by a $6.9 million, or 38.4% increase in interest-bearing checking accounts and a $4.9 million, or 13.9% increase in certificate of deposit accounts. The increased deposit growth also allowed for a decrease in Federal Home Loan Bank borrowings of 10.0% or $2.3 million.

      Non-performing assets totaled $294,000 at March 31, 2000 as compared to $92,000 at December 31, 1999, an increase of $202,000. The increase of $202,000 was the result of the addition of two loans to non-accrual status.

Comparison of Operating Results for the Three Months Ended March 31, 2000
and 1999

General

      Net income for the three months ended March 31, 2000 totaled $9,000, or $0.02 per share, compared to $166,000 or $0.33 per share for the same period last year. An increase in loan originations, funded by new deposit accounts, produced an increase in the net interest margin of $111,000. However, a reduction in the gains on loans sold, caused by a rising interest rate environment, offset the increase in the net interest margin. Earnings were also impacted by increased salary and advertising expenses related to the opening of the Bank's new headquarters in Quincy, and expenses related to a proxy contest. All the expenses related to the proxy contest have not been paid. Expenses to be paid in the second quarter are estimated to exceed an additional $51,000. Without the impact of the proxy contest net income for the period would have been $31,000 or $.06 per share.

Interest and Dividend Income

      Interest and dividend income for the quarter ended March 31, 2000 increased $600,000, or 46.2%, to $1.9 million as compared to $1.3 million for the quarter ended March 31, 1999. The increase in interest and dividend income was primarily due to an increase in average interest earning assets of $24.8 million from $68.0 million for the quarter ended March 31, 1999 compared to $92.8 million for the quarter ended March 31, 2000, and to an increase in the average yield on interest earning assets of 30 basis points to 7.8% for the quarter ended March 31, 2000 as compared to 7.5% as of the quarter ended March 31, 1999. The increase in the average balance was primarily due to a $454,000 increase in interest and fees on loans which was the result of a $10.8 million increase in net loans, due to increased loan originations in to-four family mortgage loans and construction loans. A $68,000 increase in interest and dividend income on investments contributed to the increase in net income.

Interest Expense

      Interest expense for the quarter ended March 31, 2000 was $1.0 million compared to $609,000 for the quarter ended March 31, 1999, an increase of $413,000 or 67.8%. The increase in interest expense was the result of a $28.3 million increase in average interest bearing liabilities. The increase in average interest bearing liabilities was primarily due to a $2.9 million, or 21.4% increase in average interest bearing checking accounts to $16.4 million, for the quarter ended March 31, 2000 as compared to $13.5 million for the quarter ended March 31, 1999. Average term certificates of deposit increased $9.0 million, or 31.4% to $37.7 million for the quarter ended March 31, 2000 as compared to $28.7 million, for the quarter ended March 31, 1999. The increase in interest bearing checking accounts was mainly the result of the Bank's promotion of a high yield, tiered interest bearing checking account for retail customers and the increase in term certificates was the promotion of a new 11 month term certificate. Average Federal Home Loan Bank borrowings increased $16.5 million, or 321.2% to $21.6 million for the quarter ended March 31, 2000 as compared to $5.1 million, for the quarter ended March 31, 1999. This increase was used to fund increased loan originations.

Provision for Loan Losses

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

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at March 31, 2000, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. As a result of recoveries of $80,000 for the three months ended March 31, 2000, the provision for possible loan losses was $4,000 compared to zero for the three months ended March 31, 1999. The allowance for loan losses was $680,135 at March 31, 2000 and $595,676 at December 31, 1999, which is
0.80% of total loans at such dates. The allowance for loan losses as a percentage of non-performing loans was 231.3% at March 31, 2000 and 647.8%

Net Interest Income

      Net interest income increased $115,000, or 15.9%, to $841,000 for the quarter ended March 31, 2000 from $726,000 for the same period in 1999.
The increase was due to a combination of an increase in average interest earning assets in excess of average interest bearing liabilities of $10.4 million, which was offset by the effect of a 19 basis point decline in interest rate spread, which decreased from 3.25% for the quarter ended March 31, 1999 to 3.06% for the quarter ended March 31, 2000.

Non-Interest Income

      Non-interest income decreased $150,000, or 71.4% to $59,000 for the quarter ended March 31, 2000 from $209,000 for the quarter ended March 31, 1998. This increase was primarily due to a $137,000 decrease in the gain of sale of loans, resulting from decreased mortgage banking activity, due to a rising interest rate environment. The decrease in gains on sold loans resulted from management's determination to portfolio a greater portion of its originated one-to-four family loans and as a result of an increase in consumer demand for adjustable rate loans. The increased percentage in portfolio loans originated contributed to greater net interest income which management believes will have a stabilizing effect on net income in future periods.

Non-Interest Expense

      Non-interest expense for the quarter ended March 31, 2000 increased $160,000, or 22.3%, to $878,000 from $718,000 for the quarter ended March 31, 1999. The increase was primarily due to a $73,000 increase in salaries and benefits primarily due to staff additions based on growth and an increase in other general and administration expenses of $83,000, of which $46,000 was related to advertising and marketing the new Quincy office, $6,000 related to examinations and audits and a $22,000 increase in printing, professional and legal fees which were related to the proxy contest. An increase in miscellaneous expense of approximately $20,000 is primarily attributed to corporate franchise and filing fees and a reclassification. These increases were offset with minimal decreases in office supplies, subscriptions, dues and a significant decrease in meetings and travel.

Income Tax Expense

      Income tax expense differs from statutory tax rates due to the effect of permanent differences such as tax credits and dividends received deductions.

LIQUIDITY AND CAPITAL RESOURCES

      The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturing securities and the sale of loans and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of the funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to-four family mortgage loans, and, to a lesser extent, multi-family, commercial real estate loans, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, the maturing of investment securities, deposit growth and the utilization of FHLB advances. During the three months ended March 31, 2000 and 1999, the Bank's loan originations totaled $13.2 million and $10.8 million, respectively. For the three months ended March 31, 2000 and 1999, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $12.9 million and $8.4 million, respectively. The Bank experienced a net increase in total deposits of $12.9 million for the three months ended March 31, 2000, as compared to a net decrease of $82,000 for the three months ended March 31, 1999. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank has total borrowing capacity of approximately $69.4 million at March 31, 2000 at which time the Bank had $20.3 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $3.0 million at March 31, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2000 totaled $32.8 million. From March 31, 1999 to March 31, 2000, the Bank experienced a 78.8% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $7.7 million, or 11.1% of adjusted assets, which is above the required level of $2.8 million, or 4.0%, and risk-based capital of $8.4 million, or 12.0% of adjusted assets, which is above the required level of $5.6 million, or 8.0%.

      The capital injection from the Conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and the expansion of facilities.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Exhibit
      Number
      -------

      2.1   Plan of Conversion of The Massachusetts Co-operative Bank (1)
      3.1   Certificate of Incorporation of Massachusetts Fincorp, Inc. (1)
      3.2   Bylaws of Massachusetts Fincorp, Inc. (2)
      4.0   Draft Stock Certificate of Massachusetts Fincorp, Inc. (1)
      11.0  Statement Re: Computation of Per Share Earnings
      27.0  Financial Data Schedule

      --------------------
      <F1>  Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
      <F2>  Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.

      (b)  Reports on Form 8-K

           * On January 11, 2000, the Company filed a Form 8-K reporting the resignation of John B. Byrne from the Company's Board of Directors. A press release making the announcement was filed by exhibit.
           * On January 14, 2000, the Company filed a Form 8-K reporting the date and location of the 2000 Annual Meeting and that the Board of Directors amended the Company's Bylaws. Press releases making the announcement were filed by exhibit.
           * On January 24, 2000, the Company filed a Form 8-K announcing John J. Sousa Jr.'s appointment to the Board of Directors. The press release making this announcement was filed by exhibit.
           * On February 3, 2000, the Company filed a Form 8-K reporting that the Board of Directors amended Corporation's Bylaws.
                A press release making the announcement was filed by exhibit.
           * On March 2, 2000, the Company filed a Form 8-K reporting the appointment of Paul C. Green to Treasurer and Renee R. Czajkowski to Corporate Secretary resulting from the resignation of Ruth J. Rogers, Chief Financial Officer, Treasurer and Corporate Secretary of the Company. The press release making this announcement was filed by exhibit.


                                 SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MASSACHUSETTS FINCORP, INC.



Date:  May 5, 2000                   By:  /s/Paul C. Green
                                          ---------------------
                                          Paul C. Green
                                          President, Chief Executive
                                          Officer and Treasurer
                                          (principal executive,
                                          accounting and financial officer)