Form 10QSB
period 2000-06-30
MASSACHUSETTS FINCORP INC
filed 2000-08-11
CIK 1066170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24791

MASSACHUSETTS FINCORP, INC.
(Exact name of small business issuer as specified in its charter)
Delaware	04-3431804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)
70 Quincy Avenue, Quincy, Massachusetts	02169
(Address of principal executive offices)	(Zip Code)
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

Yes    X        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 545,481 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2000.

MASSACHUSETTS FINCORP, INC.
FORM 10-QSB
Index

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements

Massachusetts Fincorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30, 2000 (unaudited)	December 31, 1999

ASSETS
Cash and due from banks
Federal funds sold
   Total cash and cash equivalents

Securities available for sale
Securities held to maturity
Federal Home Loan Bank Stock, at cost
Mortgage loans held for sale

Loans
Less: allowance for loan losses
   Loans, net

Banking premises and equipment, net
Accrued interest receivable
Due from Co-operative Central Bank
Other assets

	$ 1,532,476 1,832,958 3,365,434 12,712,301 518,347 1,131,500 1,256,500 86,881,642 (697,171) 86,184,471 4,091,604 575,158 242,850 283,836 $110,362,001	$ 1,956,175 1,124,762 3,080,937 12,068,593 523,851 1,096,500 813,098 74,524,426 (595,676) 73,928,750 3,825,086 460,022 242,850 371,469 $96,411,156
LIABILITIES AND SHAREHOLDERS' EQUITY Deposits Federal Home Loan Bank borrowings Mortgagor's escrow accounts Accrued expenses and other liabilities Total liabilities	$ 82,448,182 17,517,736 289,104 394,293 100,649,315	$63,299,964 22,616,835 439,155 433,229 86,789,183
Commitments and contingencies	-	-

Preferred stock, par value $.01 per share, 500,000 shares authorized;
 no shares are issued or outstanding
Common stock par value $.01 per share, 2,500,000 shares authorized;
 545,481 shares issued and outstanding
Additional paid-in capital
Unallocated ESOP shares
Unearned stock awards
Retained earnings
Accumulated other comprehensive income
   Total Shareholders' equity

	- 5,455 5,129,472 (349,104) (231,287) 5,468,390 (310,240) 9,712,686 $110,362,001	- 5,455 5,129,472 (349,104) (255,236) 5,406,346 (314,960) 9,621,973 $96,411,156

See accompanying notes to unaudited consolidated financial statements.

Massachusetts Fincorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2000	1999	2000	1999
	(unaudited)		(unaudited)
Interest and dividend income: Interest and fees on loans Interest on investments Dividends on investments Interest on Federal funds sold Total interest and dividend income	$1,729,897 199,476 40,837 16,481 1,986,691	$1,242,871 159,884 28,988 12,506 1,444,249	$3,328,801 388,543 89,641 42,180 3,849,165	$2,417,069 281,845 53,581 26,418 2,778,913
Interest expense: Interest on deposit accounts Interest on borrowed funds Total interest expense Net interest income Provision for loan losses Net interest income, after provision for loan losses	815,857 315,889 1,131,746 854,945 17,033 837,912	517,230 163,324 680,554 763,695 - 763,695	1,513,093 640,565 2,153,658 1,695,507 21,297 1,674,210	1,053,675 235,908 1,289,583 1,489,330 - 1,489,330
Non-interest income: Customer service fees Loan fees and gain on sale of loans and loan servicing rights Net gain on sales of securities available for sale Miscellaneous Total non-interest income	37,554 16,322 - 21,957 75,833	39,041 60,328 - 26,165 125,534	69,500 27,369 - 37,655 134,524	76,558 208,770 5,993 43,512 334,833

Non-interest expense:
   Salaries and employee benefits
   Occupancy and equipment
   Data processing
   Contributions
   Other general and administrative
      Total non-interest expense
Income before income tax provision
Income tax provision
Net income

Other comprehensive income, net of tax:
   Unrealized gains (loss) on securities:
      Unrealized holding gains (loss) arising during the period
Less: reclassification adjustment for (gains) included
 in net income
Other comprehensive income (loss), net of tax
Comprehensive income

	445,852 122,401 51,032 700 208,762 828,747 84,998 31,868 $ 53,130 58,213 - 58,213 $ 111,343	398,683 92,317 41,575 1,306 206,028 739,909 149,320 50,100 $ 99,220 (100,413) 828 (99,585) $ (365)	919,576 238,291 95,965 1,630 451,487 1,706,949 101,785 39,741 $ 62,044 4,720 - 4,720 $ 66,764	798,996 185,760 104,309 3,383 365,465 1,457,913 366,250 100,709 $ 265,541 (136,574) (3,903) (140,477) $ 125,064
Basic and diluted earnings per share Weighted average common shares outstanding - basic and diluted	$ 0.10 511,662	$ 0.20 507,844	$ 0.12 511,662	$ 0.52 507,298

See accompanying notes to unaudited consolidated financial statements.

Massachusetts Fincorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Period Ended June 30, 2000 and 1999
(unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallocated ESOP Shares	Unearned Stock Awards	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 1998 Expenses incurred for initial public offering Net income for the period ended June 30, 1999 Other comprehensive income, net of tax Balance at June 30, 1999	$5,455 - - - $5,455	$4,885,077 (22,360) - - $4,862,717	$5,003,345 - 265,543 - $5,268,888	$(392,742) - - - $(392,742)	$- - - - $ -	$2,075 - - (140,477) $(138,402)	$9,503,210 (22,360) 265,543 (140,477) $9,605,916
Balance at December 31, 1999 Stock awards amortization. Net income for the period ended June 30, 2000 Other comprehensive income, net of tax Balance at June 30, 2000	$5,455 - - - $5,455	$5,129,472 - - - $5,129,472	$5,406,346 - 62,044 - $5,468,390	$(349,104) - - - $(349,104)	$(255,236) 23,949 - - $(231,287)	$(314,960) - - 4,720 $(310,240)	$9,621,973 23,949 62,044 4,720 $9,712,686

See accompanying notes to unaudited consolidated financial statements.

Massachusetts Fincorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,
	2000	1999
	(unaudited)

Cash flow activities:
   Net income
   Adjustment to reconcile net income to net cash
    (used)provided by operating activities
      Provision (credit) for loan losses
      ESOP compensation expense
      Stock awards expense
      Depreciation and amortization expense
      Net gain on sales of securities available for sale
      Loans originated for sale
      Principal balance on loans sold
      Amortization of deferred loan fees
      Amortization of investment securities,
       net of accretion
      Increase in accrued interest receivable
      Decrease (increase) in other assets
      Deferred tax provision (benefit)
      Decrease in accrued expenses
       and other liabilities

	$ 62,044 21,297 (25,515) 23,949 127,430 - (5,220,650) 4,777,248 122,589 14,289 (115,136) 87,633 (4,731) (13,421)	$ 265,543 - - - 81,500 (5,993) (18,888,500) 23,419,615 (35,410) 13,467 (80,472) (335,796) - (113,315)
Net cash (used) provided by operating activities	(142,974)	4,320,639

Cash flows from investing activities:
   Purchase of securities available for sale
   Proceeds from maturities of securities available for sale
   Proceeds from maturities of securities held to maturity
   Proceeds from sales and calls of securities available
    for sale
   Purchase of Federal Home Loan Bank stock
   Principal payments received on mortgage-backed and
    asset backed securities
   Loan (originations)/ principal payments, net
   Purchase of banking premises and equipment

	(1,343,486) 370,000 - - (35,000) 410,642 (12,479,805) (393,948)	(6,755,089) - 770,000 1,155,993 (49,900) 64,166 (10,455,450) (1,181,817)
Net cash used by investing activities	(13,471,597)	(16,452,097)

Cash flows from financing activities:
   Net increase in deposits
   Net increase (decrease) in Federal Home Loan Bank
    advances with maturities less than three months
   Federal Home Loan Bank advances with maturities
    in excess of three months
   Repayment of Federal Home Loan Bank advances
    with maturities in excess of three months
   Net increase (decrease) in mortgagor's escrow accounts
   IPO expenses

	19,148,218 (636,000) 18,200,000 (22,663,099) (150,051) -	378,084 1,227,000 28,000,000 (17,003,518) 32,144 (22,360)
Net cash provided by financing activities	13,899,068	12,611,350
Net change in cash and cash equivalents	284,497	479,892
Cash and cash equivalents at beginning of year	3,080,937	2,469,736
Cash and cash equivalents at end of year	$ 3,365,434	$ 2,949,628
Supplementary Information Interest paid on deposit accounts Interest paid on borrowed funds Income tax payments (refunds), net	$ 1,511,104 650,509 68,912	$ 1,053,491 178,205 53,412

See accompanying notes to unaudited consolidated financial statements.

MASSACHUSETTS FINCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

(1)    BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Massachusetts Fincorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-QSB contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather the statements are based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

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

Operating Strategy

      The Bank's operating strategy has in the past consisted of maintaining profitability and managing its interest rate risk mainly by originating fixed-rate one-to-four family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one-to-four family mortgage loans for investment. The Bank, however, has begun to retain certain one-to-four family fixed-rate loans for its portfolio, based on various factors, including its asset/liability position and market interest rates. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of two de novo branch offices in the Boston metropolitan area in 1996 and 1999. The Bank has used the opportunity of the additional space provided by the new location in Quincy to consolidate operations. The Bank has closed the loan origination center in Norwell, Massachusetts. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth. To increase the volume of originations, the Bank has recently hired a number of on-the-road loan originators. Management believes that the investment now in the origination staff and the tools that they need to efficiently originate loans are likely to generate future earnings for the Bank.

Average Balance Sheet

      Presented below are the average balance sheets for the periods indicated.
	For the Six Months Ended (unaudited)
	June 30, 2000			June 30, 1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)

Assets:
   Interest earning assets:
      Federal funds sold and
       short term investments
      Securities
      Mortgage loans, net
      Other loans
         Total interest earning asssets
      Noninterest-earning assets
      Equity securities
         Total assets

	$ 1,721 11,560 80,931 1,816 96,028 5,826 2,320 $104,174	$ 48 383 3,235 93 3,759 90 $3,849	5.58% 6.63% 7.99% 10.24% 7.83% 7.76%	$ 1,745 8,968 58,896 549 70,158 6,595 1,871 $78,624	$ 33 275 2,391 26 2,725 54 $2,779	3.78% 6.13% 8.12% 9.47% 7.77% 5.77%

Liabilities and Surplus:
   Interest bearing liabilities:
      Deposits:
         Savings accounts
         Money market accounts
         Now accounts
         Certificates of deposit
         Total deposits
      FHLB advances
   Total interest bearing liabilities
   Noninterest -bearing demand
    checking accounts
   Noninterest-bearing liabilities
      Total liabilities
   Total surplus
      Total liabilities and surplus
   Net interest income

	$ 10,526 95 18,478 39,037 68,136 20,734 88,870 4,243 1,351 94,464 9,710 $104,174	$106 1 366 1,039 1,512 641 2,153 $1,696	2.01% 2.11% 3.96% 5.32% 4.44% 6.18% 4.85%	$ 9,769 452 13,546 28,225 51,992 8,931 60,923 4,761 1,883 67,567 11,057 $78,624	$ 96 5 228 725 1,054 236 1,290 $1,489	1.97% 2.21% 3.37% 5.14% 4.05% 5.28% 4.23%
Net interest income/interest rate spread			2.98%			3.53%
Net interest margin as a percent of interest-earning assets			3.53%			4.24%
Ratio of interest-earning assets to interest-bearing liabilities			108.05%			115.16%

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

      The Company's total assets increased by $14.0 million, or 14.5% during the reported period, increasing from $96.4 million at December 31, 1999 to $110.4 million at June 30, 2000. The increase was the result of the implementation of the Bank's growth strategy. The increase in total assets was centered in the Bank's loan portfolio, which increased by $12.4 million or 16.6%. Securities available for sale increased by $643,000, the result of investing excess funds, and banking premises and equipment increased by $266,000, attributable to the new building in Quincy, which opened in December 1999. The increase in the loan portfolio primarily consisted of increases in one-to-four family, multi-family and commercial real estate loans. The asset growth was primarily funded by a $7.6 million, or 52.6% increase in interest-bearing checking accounts and a $8.2 million, or 23.2% increase in certificate of deposit accounts. The deposit growth also funded a decrease in Federal Home Loan Bank ("FHLB") borrowings of $5.1 million or 22.5%.

      Non-performing assets totaled $54,000 at June 30, 2000 as compared to $92,000 at December 31, 1999, a decrease of $38,000. The allowance for loan loss covers non-performing assets greater than twelve times. While there can be no assurance, management believes that the allowance for loan loss is adequate to cover losses inherent in the loan portfolio as of the balance sheet date.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and 1999

General

      Net income for the three months ended June 30, 2000 totaled $53,000, or $0.10 per share. For the three months ended June 30, 1999, net income was $99,000 or $.20 per share. The decrease in earnings, $46,000 when comparing the three months ended June 30, 2000 and 1999, is the result of a lower volume of loan sales due to a rising interest rate environment and expenses related to the opening of the Quincy branch and the addition of additional loan origination staff. Management believes that the Quincy branch opening and additional originators are investments in the future success of the Bank and views these expenses as a positive step in achieving the goals set forth in its strategic plan. Also affecting net income for the three months ended June 30, 2000 was the inclusion of expenses related to the proxy contest totaling $27,000.

      Net interest income for the three months ended June 30, 2000 totaled $838,000, compared with net interest income of $764,000 for the three month ended June 30, 1999, an increase of 9.7%. The increase is the result of the implementation of the Bank's growth strategy in 2000. Management expects to continue this growth when opportunities to increase net interest income exist.

Interest and Dividend Income

      Interest and dividend income for the three months ended June 30, 2000 was $2.0 million, compared with $1.4 million for the three months ended June 30, 1999, an increase of $600,000 or 42.9%. This growth was concentrated in the loan portfolio, in accordance with both Management's strategic growth plan, and in accordance with interest rate and mortgage market conditions forcing a slowdown in loans originated for sale in late 1999 and early 2000. Management believes that the additional portfolio loans, especially adjustable-rate loans, will add rate sensitivity to the Bank's balance sheet, ultimately resulting in a more stable interest margin. Interest and dividends on investments increased from $160,000 for the three months ended June 30, 1999 to $199,000 for the three months ended June 30, 2000, an increase of $39,000 or 24.4%. This increase is the result of increased levels of investment securities held, and the increase in market interest rates.

Interest Expense

      Interest expense for the three months ended June 30, 2000 was $1.1 million compared to $681,000 for the three months ended June 30, 1999, an increase of $451,000 or 66.2%. Interest on deposits increased from $517,000 for the three months ended June 30, 1999, to $816,000 for the three months ended June 30, 2000. Management has actively pursued deposits in accordance with its strategic growth plan, in order to fund growth in the loan portfolio. Management has also used deposit growth to repay borrowings from the FHLB in early 2000.

      The Bank borrowed from the FHLB in order to fund increased loan originations in the second half of 1999. Interest from borrowings increased from $163,000 for the three months ended June 30, 1999 to $316,000 as a result of those borrowings. The Bank has utilized a portion of its deposit growth to fund the repayment of maturing borrowings from the FHLB.

Provision for Loan Losses

      The Bank's Management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for loan losses as a percentage of total loans and non-performing loans if the level of multi-family, construction or consumer lending as a percentage of its total loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to provide additions to the allowance based on judgments different from management.

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at June 30, 2000, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. As a result of recoveries of $80,000 for the three months ended March 31, 2000, the provision for loan losses was $17,000 compared to zero for the three months ended June 30, 1999. The allowance for loan losses was $697,000 at June 30, 2000 and $596,000 at December 31, 1999, which is 0.80% of total loans at such dates. The allowance for loan losses as a percentage of non-performing loans was 1,290.7% at June 30, 2000 and 647.8% at December 31, 1999.

Net Interest Income

      Net interest income increased $91,000, or 11.9%, to $855,000 for the three months ended June 30, 2000 from $764,000 for the same period in 1999. The increase is the result of Management's planned growth of the Bank, in which increased levels of deposits and borrowings funded loan growth. Excess funds were used to either retire borrowings or to purchase investment securities. The increase in earning assets was offset by a decline in the interest rate spread, the result of increased market rates of interest and higher rates paid to attract deposits, which funded loan growth.

Non-Interest Income

      Total non-interest income decreased from $126,000, for the three months ended June 30, 1999 to $76,000 for the three months ended June 30, 2000, a decrease of $50,000 or 39.6%. This decrease may be primarily attributed to a $44,000 decrease in the gain of sale of loans, from $60,000 for the three months ended June 30, 1999 to $16,000 for the three months ended June 30, 2000. The decrease is the result of decreased mortgage banking activity, caused by a rising interest rate environment in late 1999 and early 2000. A greater number of portfolio loans were written, including certain one-to-four family adjustable-rate loans, which added rate sensitivity to the balance sheet. The increased percentage in portfolio loans originated contributed to greater net interest income which management expects will ultimately have a stabilizing effect on net income in future periods.

      Other non-interest income decreased from $65,000 for the three months ended June 30, 1999, to $59,000 for the three months ended June 30, 2000; a decrease of $6,000 or 9.2%.

Non-Interest Expenses

      Non-interest expenses for the three months ended June 30, 2000 totaled $829,000, an increase of $89,000, or 12.0% when comparing to the three months ended June 30, 1999. Salaries and benefits increased from $399,000 to $446,000 as a result of the addition of the Quincy office branch staff, a sales manager, and mortgage originators. Management believes that the investment in additional lending staff will result in increases in the levels of both mortgage interest income and gains on sales of mortgage loans.

      Occupancy and equipment expenses increased by $30,000, the result of the addition of the new Quincy branch and headquarters, and data processing expenses increased by $9,000 resulting from expenses incurred in an upgrade of automated teller machine systems. Included in other general and administrative expenses for the three months ended June 30, 2000 are certain costs related to the proxy contest, totaling $27,000.

Income Tax Expense

      Income tax expense differs from statutory tax rates due to the effect of permanent differences such as tax credits and dividends received deductions.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

General

      Net income for the six months ended June 30, 2000 was $62,000, compared with net income of $266,000 for the six months ended June 30, 1999. The decline in net income is primarily the result of decreased levels of gains on sales of mortgage loans and the investment in branch and lending departments. Management believes that these investments will ultimately contribute to the Bank's future success.

      With the rise in interest rates in late 1999 and early 2000, the volume of sold loans declined as a percentage of total loans originated. The Bank originated adjustable rate portfolio loans to stabilize the interest margin, further forgoing opportunities for loan sales. Management believes that interest rates have stabilized and has taken steps to rebuild the level of gains, including the hiring of additional originators, which had the effect of increasing salaries and employee benefits.

      Net interest income increased from $1.5 million for the six months ended June 30, 1999 to $1.7 million for the six months ended June 30, 2000, an increase of 13.3%. This increase is the result of the Bank's growth strategy. The net interest margin decreased from 4.24% to 3.53%, when comparing the six months ended June 30, 1999 and 2000. Rising market interest rates, including deposit rates offered by competitors, and a slightly negative gap position accounted for the decrease in the net interest margin, which partially offset the effect of the Bank's growth on net interest income.

Interest and Dividend Income

      Total interest and dividend income increased from $2.8 million for the six months ended June 30, 1999 to $3.8 million for the six months ended June 30, 2000, an increase of 35.7%. The increase is primarily the result of increased volumes of mortgage loans. Interest from mortgage loans increased from $2.4 million for the six months ended June 30, 1999 to $3.3 million for the six months ended June 30, 2000, or 37.5%. The income attributable to increased levels of mortgage loans is partially offset by a decline in the net yield on mortgage loans from 8.12% for the six months ended June 30,1999 to 7.99% for the six months ended June 30, 2000. The decreased yield results from the origination of a greater number of adjustable-rate loans, which have a lower initial interest rate. These loans will reprice regularly, thereby adding interest rate sensitivity to the loan portfolio.

      Interest on investment securities increased from $282,000 to $389,000 or 37.9% when comparing the six month periods ended June 30, 1999 and 2000, respectively, the increase is attributable to rising market interest rates, management's shift in the portfolio composition toward high quality corporate securities and a slight increase in the average balance of securities. Dividend income on investments also increased when comparing the six months ended June 30, 1999 and 2000, rising from $54,000 in 1999, to $90,000 in 2000, an increase of 66.7%. Federal funds increased as a result of higher market interest rates and increased average balances.

Interest expense

      Total interest expense increased from $1.3 million for the six months ended June 30, 1999 to $2.2 million for the six months ended June 30, 2000. The Bank used both deposits and borrowings to fund its growth strategy; accordingly there was an increase in average deposit and borrowing volume when comparing the two periods. Additionally, the increase in market interest, and the Bank's rates in order to attract new deposit customers impacted the cost of funds. Interest on deposits increased from $1.1 million for the six months ended June 30, 1999, to $1.5 million for the six months ended June 30, 2000, an increase of 36.4%; while for the same periods interest on borrowings increased from $236,000 to $641,000.

Net Interest Income

      Net interest income for the six months ended June 30, 2000 was $1.7 million, an increase of $200,000, or 13.3%, from the six months ended June 30, 1999, $1.5 million. The increase was driven by the Bank's planned growth, the result of which was an increase in average earning assets of $26.3 million. The positive effect of this growth was partially offset by a decline in the interest rate spread from 3.53% for the six months ended June 30, 199 to 2.98% for the six months ended June 30, 2000, the result of increased market, competitors, and FHLB interest rates. FHLB borrowings were utilized in 1999 as temporary sources of funds. Deposits in excess of net loan originations accumulated in 2000 were used to either retire borrowings or to purchase investment securities.

Provision for Loan Loss

      The Bank recorded a provision for loan losses of $21,000 and net recoveries of prior loan charge-offs totaling $80,000 for the six months ended June 30, 2000, compared to a provision of zero for the six months ended June 30, 1999. Management believes that the allowance for loan loss reported on the balance sheet at June 30, 2000 is adequate to absorb losses that are inherent in the loan portfolio.

Non-interest Income

      The Bank recorded total non-interest income of $135,000 for the six months ended June 30, 2000, compared with $335,000 for the six months ended June 30, 1999. This decrease is primarily attributed to a decline in gains on sales of loans of $181,000; which may be attributed to increasing interest rates, a shift in customer demand away from fixed-rate loans during this period of higher interest rates, and Management's decision to originate a greater number of portfolio loans. Management has recently expanded the loan origination staff, and believes this investment will increase the Bank's mortgage banking activity and ultimately increase the level of gains on sale of mortgage loans.

      All other fee income declined by a total of $13,000, from a total of $120,000 for the six months ended June 30, 1999, to $107,000 for the six months ended June 30, 2000.

Non-interest expenses

      Total non-interest expense increased from $1.5 million for the six months ended June 30, 1999 to $1.7 million for the six months ended June 30, 2000, an increase of 13.3%. This increase can be attributed to salaries and benefits, increasing by $121,000 as a result of added staff in the new Quincy office and additional mortgage originators, who were hired for the purpose of increasing the origination of loans held for sale. Management believes that the staff that was hired for the new banking office and the additional originators constitute an investment into the future success of the Bank, both in terms of deposit gathering and loan origination.

      Occupancy and equipment expenses increased by $52,000 as a result of the opening of the Quincy office. Other operating expenses increased from $365,000 for the six months ended June 30, 1999 to $451,000 for the six months ended June 30, 2000. This increase may be attributed to a $59,000 increase in advertising and marketing, primarily related to the opening of the Quincy office, as well as legal, professional, and other expenses related to the proxy contest totaling $48,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from maturing securities and the sale of loans and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of the funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to-four family mortgage loans, and, to a lesser extent, multi-family, commercial real estate loans, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, the maturing of investment securities, deposit growth and the utilization of FHLB advances. During the six months ended June 30, 2000 and 1999, the Bank's loan originations totaled $23.1 million and $42.8 million, respectively. During the six months ended June 30, 2000 and 1999, the Bank's purchases of U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $1.3 million and $6.8 million, respectively. The Bank experienced a net increase in total deposits of $19.1 million or 30.2% for the six months ended June 30, 2000, as compared to $378,000 for the six months ended June 30, 1999. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank has total borrowing capacity of approximately $72.6 million at June 30, 2000 at which time the Bank had $17.5 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $1.5 million at June 30, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2000, totaled $37.2 million. From June 30, 1999 to June 30, 2000, the Bank experienced a 78.8% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $7.8 million, or 10.9% of adjusted assets, which is above the required level of $2.9 million, or 4.0%, and risk-based capital of $8.5 million, or 11.9% of adjusted assets, which is above the required level of $5.7 million, or 8.0%.

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

Item 2.    Changes in Securities and use of proceeds

      None

Item 3.    Defaults Upon Senior Securities

      None

Item 4.    Submission of Matters to a Vote of Security Holders

      The 2000 Annual Meeting of Shareholders was held on April 26, 2000. Proposals to be voted were (1) Election of four directors to a three-year term of office and (2) Ratification of amendments to the Massachusetts Fincorp, Inc. 1999 Stock-Based Incentive Plan.

      The four nominees proposed for election by the Board of Directors were John R. Byrne, Richard F. Cahill, W. Craig Dolan and John P. O'Hearn, Jr. Three nominees proposed for election by the Committee to Enhance Stockholder Value were Mark W. Jaindl, Scott E. Buck and William E. Schantz II. The results of the shareholder vote elected John P. O'Hearn, Jr., Mark W. Jaindl, Scott E. Buck and William E. Schantz II to a three-year term of office. Details of the votes cast are as follows:

NOMINEES	FOR	WITHHELD
John R. Byrne Richard F. Cahill W. Craig Dolan John P. O'Hearn, Jr. Mark W. Jaindl Scott E. Buck William E. Schantz II	257,573 257,363 257,573 257,573 269,719 269,719 269,719	5,466 5,676 5,466 5,200 0 0 0

      Continuing directors are as follows:

Paul C. Green John E. Hurley, Jr. Robert E. McGovern Robert H. Quinn John J. Sousa, Jr. Joseph W. Sullivan Diane Valle

      The amendments to the Massachusetts Fincorp, Inc. 1999 Stock-Based Incentive Plan presented for ratification involved the acceleration or modification of the vesting of restricted stock awards and stock options. Both amendments were defeated by the following vote.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
259,246	273,093	419	0

Item 5.    Other Information

      None

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit Number
2.1 3.1 3.2 4.0 11.0 27.0

Plan of Conversion of The Massachusetts Cooperative Bank (1)
Certificate of Incorporation of Massachusetts Fincorp, Inc. (1)
Bylaws of Massachusetts Fincorp, Inc. (2)
Stock Certificate of Massachusetts Fincorp, Inc. (1)
Statement Re: Computation of Per Share Earnings
Financial Data Schedule

____________________
(1) (2)

Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.

      (b)  Reports on Form 8-K

*	On May 1, 2000, the Company filed a Form 8-K reporting the results of the annual meeting shareholder vote. The press release making this announcement was filed by exhibit.

SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MASSACHUSETTS FINCORP, INC.
Date: August 7, 2000	By:	/s/Paul C. Green Paul C. Green President, Chief Executive Officer and Treasurer (principal executive officer)
Date: August 7, 2000	By:	/s/David C. Bojarczuk David C. Bojarczuk Chief Financial Officer, and Treasurer (accounting and financial officer)