Form 10QSB
period 2000-09-30
MASSACHUSETTS FINCORP INC
filed 2000-11-09
CIK 1066170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-24791

                         MASSACHUSETTS FINCORP, INC.
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

Delaware                                                         04-3431804
---------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          identification No.)

70 Quincy Avenue, Quincy, Massachusetts                               02169
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(617) 825-5555
---------------------------------------------------------------------------
(Issuer's telephone number, including area code)

Not Applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]      No   [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 524,881 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2000.

                           MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB

                                                                      Index

PART I.    FINANCIAL INFORMATION                                         3

  Item 1.  Financial Statements                                          3

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9

PART II.  OTHER INFORMATION                                             18

  Item 1.  Legal Proceedings                                            18

  Item 2.  Changes in Securities and use of proceeds                    18

  Item 3.  Defaults Upon Senior Securities                              18

  Item 4.  Submission of Matters to a Vote of Security Holders          18

  Item 5.  Other Information                                            18

  Item 6.  Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                              19

PART I FINANCIAL INFORMATION
Item 1.   Financial Statements

                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                             September 30,     December 31,
                                                 2000              1999
                                             -------------     ------------

                                              (unaudited)

ASSETS
Cash and due from banks                      $  2,322,962      $  1,956,175
Federal funds sold                              3,780,156         1,124,762
                                             ------------------------------
      Total cash and cash equivalents           6,103,118         3,080,937

Securities available for sale                  13,161,801        12,068,593
Securities held to maturity                       515,595           523,851
Federal Home Loan Bank Stock, at cost           1,131,500         1,096,500
Mortgage loans held for sale                    1,425,973           813,098

Loans                                          85,152,772        74,524,426
Less:  allowance for loan losses                 (679,897)          (595,676)
                                             ------------------------------
      Loans, net                               84,472,875        73,928,750

Banking premises and equipment, net             4,054,564         3,825,086
Accrued interest receivable                       606,480           460,022
Due from Co-operative Central Bank                242,850           242,850
Other assets                                      243,626           371,469
                                             ------------------------------

                                             $111,958,382      $ 96,411,156
                                             ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                     $ 86,106,766      $ 63,299,964
Federal Home Loan Bank borrowings              15,383,479        22,616,835
Mortgagor's escrow accounts                       378,993           439,155
Accrued expenses and other liabilities            434,445           433,229
                                             ------------------------------
      Total liabilities                       102,303,683        86,789,183
                                             ------------------------------

Commitments and contingencies                           -                 -

Preferred stock, par value $.01 per
 share, 500,000 shares authorized;
 no shares are issued or outstanding                    -                 -
Common stock par value $.01 per share,
 2,500,000 shares authorized;
 545,481 shares issued and outstanding              5,455             5,455
Treasury stock at cost, 20,600 shares
 at September 30, 2000                           (287,494)                -
Additional paid-in capital                      5,129,472         5,129,472
Unallocated ESOP shares                          (349,104)         (349,104)
Unearned stock awards                            (218,195)         (255,236)
Retained earnings                               5,573,852         5,406,346
Accumulated other comprehensive income           (199,287)         (314,960)
                                             ------------------------------
      Total Shareholders' equity                9,654,699         9,621,973
                                             ------------------------------

                                             $111,958,382      $ 96,411,156
                                             ==============================

See accompanying notes to unaudited consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Three Months Ended    For the Nine Months Ended
                                                       September 30,                 September 30,
                                                 --------------------------    -------------------------
                                                    2000           1999           2000           1999
                                                    ----           ----           ----           ----
                                                        (unaudited)                   (unaudited)

Interest and dividend income:
  Interest and fees on loans                     $1,759,614     $1,339,296     $5,088,415     $3,756,365
  Interest  on investments                          215,276        181,727        603,819        463,572
  Dividends on investments                           33,138         34,487        122,779         88,068
  Interest on Federal funds sold                     70,234         13,783        112,414         40,201
                                                 -------------------------------------------------------
      Total interest and dividend income          2,078,262      1,569,293      5,927,427      4,348,206
                                                 -------------------------------------------------------
Interest expense:
  Interest on deposit accounts                      964,676        534,900      2,477,769      1,588,575
  Interest on borrowed funds                        279,213        267,025        919,778        502,933
                                                 -------------------------------------------------------
      Total interest expense                      1,243,889        801,925      3,397,547      2,091,508
                                                 -------------------------------------------------------
Net interest income                                 834,373        767,368      2,529,880      2,256,698
Provision for loan losses                           (41,255)       (13,144)       (19,958)       (13,144)
                                                 -------------------------------------------------------
Net interest income, after provision for
 loan losses                                        875,628        780,512      2,549,838      2,269,842
                                                 -------------------------------------------------------

Non-interest income:
  Customer service fees                              36,648         34,382        106,148        110,940
  Loan fees and gain on sale of loans and loan
   servicing rights                                  42,552         58,212         69,921        266,982
  Net gain on sales of securities available
   for sale                                               -              -              -          5,993
  Miscellaneous                                      30,603         10,516         68,258         54,028
                                                 -------------------------------------------------------
      Total non-interest  income                    109,803        103,110        244,327        437,943
                                                 -------------------------------------------------------

Non-interest expense:
  Salaries and employee benefits                    505,311        435,696      1,424,887      1,234,692
  Occupancy and equipment                           122,760         93,828        361,051        279,588
  Data processing                                    38,741         42,285        134,706        146,594
  Contributions                                         445          4,145          2,075          7,528
  Other general and administrative                  173,191        189,828        624,678        555,293
                                                 -------------------------------------------------------
      Total non-interest expense                    840,448        765,782      2,547,397      2,223,695
                                                 -------------------------------------------------------
Income before income tax provision                  144,983        117,840        246,768        484,090
Income tax provision                                 39,522         43,278         79,263        143,987
                                                 -------------------------------------------------------
Net income                                       $  105,461     $   74,562     $  167,505     $  340,103
                                                 =======================================================

Other comprehensive income, net of tax:
  Unrealized gains (loss) on securities:
    Unrealized holding gains (loss) arising
     during the period                              110,954              -        115,674       (136,574)
Less: reclassification adjustment for
       (gains) included in net income                     -              -              -         (3,903)
                                                 -------------------------------------------------------
Other comprehensive income (loss), net of tax       110,954              -        115,674       (140,477)
                                                 -------------------------------------------------------
Comprehensive income                             $  216,415     $   74,562     $  283,179     $  199,626
                                                 =======================================================

Earnings Per Share:
Basic                                            $     0.21     $     0.15     $     0.33     $     0.67
Diluted                                          $     0.21     $     0.15     $     0.33     $     0.67

Weighted Average Shares Outstanding:
Basic                                               502,999        508,934        505,341        507,843
Diluted                                             509,818        508,934        507,614        507,843

See accompanying notes to unaudited consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Period Ended September 30, 2000 and 1999
                                 (unaudited)

                                                                                                          Accumulated
                                                       Additional               Unallocated   Unearned       Other
                                 Common    Treasury     Paid-in      Retained       ESOP        Stock    Comprehensive
                                 Stock      Stock       Capital      Earnings      Shares       Awards    Income(Loss)     Total
                                 ------    --------    ----------    --------   -----------   --------   -------------     -----

Balance at December 31, 1998     $5,455   $       -    $4,885,077   $5,003,345   $(392,742)   $       -    $   2,075    $9,503,210
Expenses incurred for initial
 public offering                      -           -       (22,360)           -        -               -            -       (22,360)
Net income for the period
 ended September 30, 1999             -           -             -      340,103        -               -            -       340,103
Other comprehensive income,
 net of tax                           -           -             -            -        -               -     (169,910)     (169,910)
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 1999    $5,455   $       -    $4,862,717   $5,343,448   $(392,742)   $       -    $(167,835)   $9,651,043
                                 =================================================================================================

Balance at December 31, 1999     $5,455   $       -    $5,129,472   $5,406,346   $(349,104)   $(255,236)   $(314,960)   $9,621,973
Stock awards amortization             -           -             -            -           -       37,041            -        37,041
Purchase of treasury stock            -    (287,494)            -            -           -            -            -      (287,494)
Net income for the period
 ended September 30, 2000             -           -             -      167,505           -            -            -       167,505
Other comprehensive income,
 net of tax                           -           -             -            -           -            -       115,674      115,674
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 2000    $5,455   $(287,494)   $5,129,472   $5,573,851   $(349,104)   $(218,195)   $(199,286)   $9,654,699
                                 =================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                  2000              1999
                                                                  ----              ----
                                                                        (unaudited)

Cash flow activities:
  Net income                                                  $    167,505      $    340,103
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision (credit) for loan losses                             (19,958)          (13,144)
    ESOP compensation expense                                      (34,842)                -
    Stock awards expense                                            37,041                 -
    Depreciation and amortization expense                          191,490           123,907
    Net gain on sales of securities available for sale                   -            (5,993)
    Loans originated for sale                                   (9,247,743)      (22,874,545)
    Principal balance on loans sold                              8,634,868        28,535,010
    Amortization of deferred loan fees                             167,051           (23,886)
    Amortization of investment securities,
     net of accretion                                               17,184            25,617
    Increase in accrued interest receivable                       (146,458)         (109,612)
    Decrease (increase) in other assets                            127,843           (91,848)
    Deferred tax provision (benefit)                               (84,187)                -
    Decrease in accrued expenses
     and other liabilities                                          36,058           215,884
                                                              ------------------------------

     Net cash (used) provided by operating activities             (154,148)        6,121,493
                                                              ------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                     (1,685,779)       (7,193,249)
  Proceeds from maturities of securities available
   for sale                                                        370,000                 -
  Proceeds from maturities of securities held to maturity                -           770,000
  Proceeds from sales and calls of securities available
   for sale                                                              -         1,655,993
  Purchase of Federal Home Loan Bank stock                         (35,000)         (315,500)
  Principal payments received on mortgage-backed and
   asset backed securities                                         413,503           221,818
  Loan (originations)/ principal payments, net                 (10,691,217)      (19,411,879)
  Purchase of banking premises and equipment                      (420,968)       (1,831,210)
                                                              ------------------------------

      Net cash used  by investing activities                   (12,049,461)      (26,104,027)
                                                              ------------------------------

                Massachusetts Fincorp, Inc. and Subsidiaries
             CONSOLIDATED  STATEMENTS OF CASH FLOWS - CONCLUDED

                                                                For the Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                  2000              1999
                                                                  ----              ----
                                                                        (unaudited)

Cash flows from financing activities:
  Net  increase in deposits                                     22,806,802         6,049,808
  Net (decrease) increase in Federal Home Loan Bank
   advances with maturities less than three months                (687,000)          881,000
  Federal Home Loan Bank advances with maturities
   in excess of three months                                    18,200,000        46,027,563
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                   (24,746,356)      (31,109,707)
  Net (decrease) increase in mortgagor's escrow accounts           (60,162)          124,404
  Acquisition of treasury stock                                   (287,494)                -
  IPO expenses                                                           -           (22,360)
                                                              ------------------------------

      Net cash provided by financing activities                 15,225,790        21,950,708
                                                              ------------------------------

Net change in cash and cash equivalents                          3,022,181         1,968,174

Cash and cash equivalents at beginning of year                   3,080,937         2,469,736
                                                              ------------------------------

Cash and cash equivalents at end of year                      $  6,103,118      $  4,437,910
                                                              ==============================

Supplementary Information
  Interest paid on deposit accounts                           $  2,467,085      $  1,587,868
  Interest paid on borrowed funds                                  937,538           429,865
  Income tax payments (refunds), net                                80,912            53,868

See accompanying notes to unaudited consolidated financial statements.

                         MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Massachusetts Fincorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

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

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

      This Form 10-QSB contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather the statements are based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects", "believes," "anticipates," "intends" and similar expressions.

      Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results; performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

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

      The Bank is a community-oriented co-operative bank, which was originally organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its three full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family and commercial real estate loans, construction loans, home equity lines of credit and consumer loans. However, in the future, the Bank intends to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its three full-service banking offices located in the greater Boston metropolitan area. The Bank originates loans both for investment and sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, advances from the FHLB-Boston and proceeds from the sale of loans.

      As part of its repurchase programs, through September 30, 2000, the Company had repurchased 20,600 shares of its common stock. 5,600 shares are allocated to the Management incentive program and 15,000 shares are being held as treasury stock. Up to an additional 28,490 shares may be repurchased under the existing repurchase programs.

Operating Strategy

      The Bank's operating strategy is to maintain profitability and manage its interest rate risk mainly by originating fixed-rate one-to-four family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one-to-four family mortgage loans for investment. The Bank also originates multi-family and commercial real estate loans, as well as construction loans. Management believes that these loans provide additional yield and rate sensitivity to the loan portfolio, while diversifying the credit risk inherent in the loan portfolio. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of two de novo branch offices in the Boston metropolitan area in 1996 and 1999. The Bank has used the opportunity of the additional space provided by the new location in Quincy to consolidate operations, and accordingly, has closed loan origination centers in Norwell and Wakefield, Massachusetts. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth. To increase the volume of originations, the Bank has recently hired a number of on-the-road loan originators. Although it can not be assured, management believes that with the investment now in the origination staff and the establishment of the tools that they need to efficiently originate loans the Bank has positioned itself to generate additional earnings.

Average Balance Sheet

      Presented below are the average balance sheets for the periods indicated.


                                                                   For the Nine Months Ended
                                                                          (unaudited)
                                            ------------------------------------------------------------------------
                                                    September 30, 2000                    September 30, 1999
                                            ---------------------------------      ---------------------------------
                                                                      Average                                Average
                                            Average                    Yield/      Average                    Yield/
                                            Balance      Interest       Cost       Balance      Interest       Cost
                                            -------      --------     -------      -------      --------     -------
                                                                       (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments                 $  2,720      $  122        5.98%      $  1,758      $   52        3.94%
    Securities                                11,695         595        6.78%         9,908         452        6.08%
    Mortgage loans, net                       81,832       4,903        7.99%        61,609       3,718        8.05%
    Other loans                                2,508         185        9.84%           543          38        9.33%
                                            --------------------                   --------------------
      Total interest earning asssets          98,755       5,805        7.84%        73,818       4,260        7.69%
    Noninterest-earning assets                 5,730                                  6,749
                                            --------                               --------
    Equity securities                          2,430         123        6.75%         1,999          88        5.87%
                                            --------------------                   --------------------
       Total assets                         $106,915      $5,928                   $ 82,566      $4,348
                                            ========      -----                    ========      ------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                      $ 10,768      $  164        2.03%      $ 10,007      $  147        1.96%
      Money market accounts                       99           2        2.69%           326           6        2.45%
      Now accounts                            19,792         603        4.06%        13,685         348        3.39%
      Certificates of deposit                 41,128       1,709        5.54%        28,337       1,088        5.12%
                                            --------------------                   --------------------
      Total deposits                          71,787       2,478        4.60%        52,355       1,589        4.05%
    FHLB advances                             19,530         920        6.28%        12,444         503        5.39%
                                            --------------------                   --------------------
      Total interest bearing liabilities      91,317       3,398        4.96%        64,799       2,092        4.30%
                                            --------------------                   --------------------
  Noninterest -bearing demand
   checking accounts                           4,551                                  5,019
  Noninterest-bearing liabilities              1,322                                  2,148
                                            --------                               --------
      Total liabilities                       97,190                                 71,966
  Total surplus                                9,725                                 10,600
                                            --------                               --------
      Total liabilities and surplus         $106,915                               $ 82,566
                                            ========                               ========
  Net interest income                                     $2,530                                 $2,256
                                                          ======                                 ======
  Net interest income/interest
   rate spread                                                          2.88%                                  3.39%
                                                                      ======                                 ======
  Net interest margin as a percent
   of interest-earning assets                                           3.42%                                  4.07%
                                                                      ======                                 ======
  Ratio of interest-earning assets
   to interest-bearing liabilities                                    108.15%                                113.92%
                                                                      ======                                 ======

Comparison of Financial Condition at September 30, 2000
 and December 31, 1999

      The Company's total assets increased by $15.6 million, or 16.1% during the reported period, increasing from $96.4 million at December 31, 1999 to $112.0 million at September 30, 2000. The increase was the result of the implementation of the Bank's growth strategy. The increase in total assets was centered in the Bank's loan portfolio, which increased by $10.5 million or 14.3%. At September 30, 2000, loans represented 75.5% of total assets, compared with 76.7% of assets at December 31, 1999. Federal funds sold, used as a warehouse for funds until they are otherwise invested, increased from $1.1 million at December 31, 1999 to $3.8 million at September 30, 2000. Securities available for sale increased from $12.1 million at December 31, 1999 to $13.2 million at September 30, 2000. The increase is primarily the result of reinvestment of investment interest and dividends received. The investment portfolio, including federal funds sold and Federal Home Loan Bank stock, represents 16.6% and 15.4%, of total assets, respectively, at September 30, 2000, and December 31, 1999. All other assets, as a group, increased by $615,000. The increase in the loan portfolio primarily consisted of increases in one-to-four family, multi-family and commercial real estate loans.

      The asset growth described above was funded by deposit growth, as total deposits increased from $63.3 million at December 31, 1999 to $86.1 million at September 30, 2000, an increase of 36.0%. The deposit growth also funded the repayment of Federal Home Loan Bank ("FHLB") borrowings totaling $7.2 million during the year.

      The Bank's deposit growth is attributable to significant growth in checking accounts, especially interest-bearing checking accounts. Total checking and demand deposit accounts increased from $17.9 million at December 31. 1999 to $28.2 million at September 30, 2000, or 57.0% while term certificates of deposit increased from $35.1 million at December 31, 1999 to $45.6 million at September 30, 2000, or $29.6%. Savings accounts increased from $9.7 million to $11.5 million or by 19.0% during the same period. The Bank's marketing focus is currently to focus on gathering additional checking, interest-bearing checking and savings deposits as a lower-cost alternative to term certificates and borrowings.

      The Bank carried no non-performing assets at September 30, 2000 as compared to $92,000 at December 31, 1999. While it can give no assurance, management believes that the allowance for loan loss is adequate to cover losses inherent in the loan portfolio as of the balance sheet date.

Comparison of Operating Results for the
 Three Months Ended September 30, 2000 and 1999

General

      Net income for the three months ended September 30, 2000 totaled $105,000, or $0.21 per share. For the three months ended September 30, 1999, net income was $75,000 or $0.15 per share. Net interest income for the three months ended September 30, 2000 totaled $834,000, compared with net interest income of $767,000 for the three months ended September 30, 1999, an increase of 8.7%. The increase is the result of the implementation of the Bank's growth strategy in 2000. Management is working to continue this growth in accordance with its strategic plan, when opportunities to increase net interest income exist.

Interest and Dividend Income

      Interest and dividend income for the three months ended September 30, 2000 was $2.1 million, compared with $1.6 million for the three months ended September 30, 1999, an increase of $500,000 or 32.4%. This growth was concentrated in the loan portfolio, in accordance with both Management's strategic growth plan, and because interest rate and mortgage market conditions forced a slowdown in loans originated for sale in late 1999 and early 2000. Management believes that the additional portfolio loans, especially adjustable-rate loans, will add rate sensitivity to the Bank's balance sheet, ultimately resulting in a more stable interest margin. Interest on investment bonds increased from $182,000 for the three months ended September 30, 1999 to $215,000 for the three months ended September 30, 2000, an increase of $33,000 or 18.1%. This increase is the result of increased levels of investment securities held, and the increase in market interest rates. Dividend income remained relatively constant while interest on federal funds sold increased from $14,000 to $70,000, the result of increased market rates, and management's warehousing of excess funds, which will eventually fund either loan originations or further investment in the bond portfolio.

Interest Expense

      Interest expense for the three months ended September 30, 2000 was $1.2 million compared to $802,000 for the three months ended September 30, 1999, an increase of $442,000 or 55.1%. Interest on deposits increased from $535,000 for the three months ended September 30, 1999, to $965,000 for the three months ended September 30, 2000. Management has actively pursued deposits in accordance with its strategic growth plan, in order to fund growth in the loan portfolio. Accordingly, premium-priced time deposits were utilized to attract new depositors. In August 2000, the Bank stopped offering such certificate rates, and is currently focusing its marketing efforts toward lower-costing transaction accounts.

      The Bank borrowed from the FHLB in order to fund increased loan originations in the second half of 1999. Interest from borrowings increased from $267,000 for the three months ended September 30, 1999 to $279,000 for the three months ended September 30, 2000 because of those borrowings. The Bank has utilized a portion of its deposit growth to fund the repayment of maturing borrowings from the FHLB.

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

      Management periodically performs a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at September 30, 2000, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Because of net recoveries of $24,000 for the three months ended September 30, 2000, and a reduction in the size of the loan portfolio, a reduction in the provision for loan losses of $41,000 was recorded. For the three months ended September 30, 1999, a reduction in the provision for loan losses of $13,000 was recorded. Management believes that continued reversals of the loan loss reserve can not be sustained indefinitely, as factors outside the Bank's control influence the size of the loan loss reserve. The allowance for loan losses was $680,000 at September 30, 2000 and $596,000 at December 31, 1999, which is 0.80% of total loans at both dates. The Bank had no loans in a non-performing status at September 30, 2000.

Net Interest Income

      Net interest income (after the provision for loan losses) increased $95,000, or 12.2%, to $876,000 for the three months ended September 30, 2000 from $781,000 for the same period in 1999. The increase is the result of Management's planned growth of the Bank, in which increased levels of deposits and, on a temporary basis, borrowings, funded loan growth. Excess funds were used either to retire borrowings or to purchase investment securities. The increase in earning assets was offset by a decline in the interest rate spread, the result of increased market rates of interest and higher rates paid on borrowings and paid to attract deposits. It is Management's intent, as part of its strategic plan, to emphasize the growth of so-called "core deposits", defined by Management to include savings, checking, and money market accounts, and place less reliance on FHLB borrowings as a funding vehicle for its loan growth. Management does reserve the right to adjust this strategy, based on market and competitive conditions.

Non-Interest Income

      Total non-interest income increased from $103,000 for the three months ended September 30, 1999 to $110,000 for the three months ended September 30, 2000, an increase of $7,000 or 6.8%. This increase may be primarily attributed to a $20,000 increase in miscellaneous fee income, generally prepayment penalties on commercial real estate loans. This increase was partially offset by a decrease in gains on sales of real estate loans of $16,000, or 26.9%. The decrease is the result of decreased mortgage banking activity, caused by a rising interest rate environment in late 1999 and early 2000. A greater number of portfolio loans were written, including one-to-four family adjustable-rate loans, which added rate sensitivity to the balance sheet. The increased percentage in portfolio loans originated contributed to greater net interest income which management expects will ultimately have a stabilizing effect on net income in future periods. Customer service fees increased by $2,000 when comparing the three months ended September 30, 2000 and 1999, the result of a larger customer base, arising from the opening of the Quincy office.

Non-Interest Expenses

      Non-interest expenses for the three months ended September 30, 2000 totaled $840,000, an increase of $74,000, or 9.8% when comparing to the three months ended September 30, 1999. Salaries and benefits increased from $436,000 to $505,000 because of the addition of the Quincy office branch staff, a sales manager and mortgage originators. Although no assurance can be given, management believes that the investment in additional lending staff will result in increases in the levels of both mortgage interest income and gains on sales of mortgage loans.

      Occupancy and equipment expenses increased by $29,000, the result of the addition of the new Quincy branch and headquarters. Data processing expenses decreased by $3,000 which was the expected result of the upgrade of automated teller machine systems in June 2000. The change in systems provides an on-line, real-time recording of ATM transactions which, management believes will also reduce the risk of losses from ATM fraud. Other general and administrative expenses decreased from $190,000 for the three months ended September 20, 1999 to $173,000 for the three months ended September 30, 2000, a reduction of 8.8%. The reduction is the result of Management's expense control program, which will be continued in 2001.

Income Tax Expense

      Income tax expense differs from statutory tax rates due to the effect of permanent differences, such as tax credits and dividends received deductions.

      Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

General

      Net income for the nine months ended September 30, 2000 was $168,000, compared with net income of $340,000 for the nine months ended September 30, 1999. The decline in net income was primarily the result of decreased levels of gains on sales of mortgage loans and the investment in branch and lending departments. Management believes that these investments will ultimately contribute to the Bank's future success.

      With the rise in interest rates in late 1999 and early 2000, the volume of loans sold declined as a percentage of total loans originated. The Bank originated adjustable rate portfolio loans to stabilize the interest margin, further foregoing opportunities for loan sales. Management has taken steps to rebuild the level of gains, including the hiring of additional originators, which had the initial effect of increasing salaries and employee benefits. Management has noted an increase in gains on sales of loans since the hiring of these originators, and although no assurance can be given, expects this increased level of gains to continue, given a similar interest rate environment in future periods, subject to a stabilization in market interest rates.

      Net interest income (after the reduction in the provision for loan losses) increased from $2.2 million for the nine months ended September 30, 1999 to $2.5 million for the nine months ended September 30, 2000, an increase of 12.3%. This increase is the result of the Bank's growth strategy. The net interest margin, however, decreased from 4.08% to 3.42%, during the same period, as higher-costing term deposits and borrowings were utilized to fund the growth plan. As previously stated, Management has shifted its marketing focus to gathering "core" deposits, which will carry a lower cost of funds than term certificates and FHLB borrowings.

Interest and Dividend Income

      Total interest and dividend income increased from $4.3 million for the nine months ended September 30, 1999 to $5.9 million for the nine months ended September 30, 2000, an increase of 36.3%. The increase is primarily the result of increased originations of mortgage loans. Interest from mortgage loans increased from $3.8 million for the nine months ended September 30, 1999 to $5.1 million for the nine months ended September 30, 2000, or 35.5%. The income attributable to increased levels of mortgage loans is partially offset by a decline in the net yield on mortgage loans from 8.05% for the nine months ended September 30,1999 to 7.99% for the nine months ended September 30, 2000. The decreased yield results from the origination of a greater number of adjustable-rate loans, which have a lower initial interest rate. These loans will reprice regularly, thereby adding interest rate sensitivity to the loan portfolio.

      Interest on investment securities increased from $464,000 to $604,000, or 30.3% when comparing the nine month periods ended September 30, 1999 and 2000, respectively. The increase is attributable to rising market interest rates, management's shift in the portfolio composition toward high quality corporate securities and a slight increase in the average balance of securities. Pursuant to management's investment strategy, the yield on the bond portfolio increased from 6.08% for the nine months ended September 30, 1999 to 6.78% for the nine months ended September 20, 2000. Dividend income on investments also increased when comparing the nine months ended September 30, 1999 and 2000, rising from $88,000 in 1999, to $123,000 in 2000, an increase of 39.3%. Federal funds increased by $72,000, the result of both higher market interest rates and increased average balances.

Interest Expense

      Total interest expense increased from $2.1 million for the nine months ended September 30, 1999 to $3.4 million for the nine months ended September 30, 2000. The Bank used both deposits and borrowings to fund its growth strategy; accordingly, there was an increase in average deposit and borrowing volume when comparing the two periods. Additionally, the increase in market interest rates, and the Bank's rates in order to attract new deposit customers impacted the cost of funds. Interest on deposits increased from $1.6 million for the nine months ended September 30, 1999, to $2.5 million for the nine months ended September 30, 2000, while for the same periods interest on borrowings increased from $503,000 to $920,000. Management has replaced FHLB borrowings with lower costing deposits, which, subject to stabilization of market interest rates, management believes will ultimately lower the Bank's cost of funds.

Net Interest Income

      Net interest income (after the provision for loan losses) for the nine months ended September 30, 2000 was $2.5 million, an increase of $300,000 or 12.1%, from the nine months ended September 30, 1999, which was $2.2 million. The increase was driven by the Bank's planned growth, the result of which was an increase in average earning assets of $24.3 million. The positive effect of this growth was partially offset by a decline in the interest rate spread from 3.39% for the nine months ended September 30, 1999 to 2.88% for the nine months ended September 30, 2000. The interest rate spread declined because of increased market interest rates, competitors and FHLB interest rates. FHLB borrowings and premium rate term certificates of deposit were utilized as temporary sources of funds in order to fund the growth of adjustable-rate real estate loans. Deposits in excess of net loan originations accumulated in 2000 were used either to retire borrowings or to purchase investment securities.

      Management has shifted its marketing focus in order to attract higher levels of lower costing "core" deposits. Management believes that this strategy will broaden its customer base.

Provision for Loan Loss

      The Bank recorded a reversal of its provision for loan losses totaling $20,000 for the nine months ended September 30,2000, compared to a reversal of its provision of $13,000 for the nine months ended September 30, 1999. The reversals of the provision are the result of net recoveries of prior loan charge-offs totaling $104,000 for the nine months ended September 30, 2000 and $60,000 for the nine months ended September 30, 1999. The recoveries were greater than the Bank's required provisions for loan losses over both of the nine-month periods. Management believes that the allowance for loan loss reported on the balance sheet at September 30, 2000 is adequate to absorb losses that are inherent in the loan portfolio. Management believes that continued reversals of the loan loss reserve can not be sustained indefinitely, as factors outside the Bank's control influence the size of the loan loss reserve.

Non-interest Income

      The Bank recorded total non-interest income of $244,000 for the nine months ended September 30, 2000, compared with $438,000 for the nine months ended September 30, 1999. This decrease is primarily attributed to a reduced level of gains on sales of loans, which declined by $197,000 when comparing the two periods. The decline is attributed to increasing interest rates, a shift in customer demand away from fixed-rate loans during this period of higher interest rates, and Management's decision to originate a greater number of portfolio loans. Management has recently expanded the loan origination staff, and, although no assurance can be given, believes this investment will increase the Bank's mortgage banking activity and ultimately increase the level of gains on sale of mortgage loans.

      All other fee income increased by a total of $9,000, from a total of $165,000 for the nine months ended September 30, 1999, to $174,000 for the nine months ended September 30, 2000. Gains on sales of securities available for sale totaled $5,000 for the nine months ended September 30, 1999. No such gains have been recognized during 2000.

Non-interest Expenses

      Total non-interest expense increased from $2.2 million for the nine months ended September 30, 1999 to $2.5 million for the nine months ended September 30, 2000, an increase of 14.6%. This increase can be attributed to salaries and benefits, which increased by $190,000 because of hiring to staff the new Quincy office. Additionally mortgage originators were added to the loan staff to increase the origination of loans held for sale. Management believes that the hiring of staff for the new banking office and the additional originators together represent an investment into the future success of the Bank, both in terms of deposit gathering and loan origination.

      Also contributing to the increase in non-interest expense was the increase in occupancy expenses of $81,000 when comparing the nine months ended September 30, 2000 and 1999. The increase is the result of the opening of the Quincy office. Other general and administrative expenses increased by $69,000, the result of expenses incurred in the 2000 proxy contest, as well as additional marketing costs related to the opening of the Quincy office.

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

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to-four family mortgage loans, and, to a lesser extent, multi-family real estate loans, commercial real estate loans, construction loans and home equity lines of credit. The Bank also originates consumer loans and invests in mortgage-backed securities, U.S. Government and agency obligations and corporate debt or equity securities. These activities are funded primarily by the receipt of principal and interest payments on loans, proceeds from the maturing of investment securities, deposit growth and the utilization of FHLB advances. During the nine months ended September 30, 2000 and 1999, the Bank's loan originations totaled $40.3 million and $62.1 million, respectively. During the nine months ended September 30, 2000 and 1999, the Bank's purchases of U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $1.7 million and $7.2 million, respectively. The Bank experienced a net increase in total deposits of $22.8 million or 36.0% for the nine months ended September 30, 2000, as compared to $6.0 million for the nine months ended September 30, 1999.

      The overall levels of interest rates affect deposit flows, as do the interest rates and products offered by the Bank and its local competitors. The Bank closely monitors its liquidity position on a daily basis. In the event that the Bank should require funds beyond its ability to generate them internally, additional funds are available, principally through FHLB advances. The Bank has total borrowing capacity of approximately $74.9 million at September 30, 2000 at which time the Bank had $15.4 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $3.9 million at September 30, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2000, totaled $41.6 million. From September 30, 1999 to September 30, 2000, the Bank experienced a 76.7% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      The Company, under its existing stock repurchase program, may acquire up to 12,274 shares of treasury stock. Under the terms of the 1999 Stock-Based Incentive Plan, the Company is required to purchase 4% of its shares, a total of 21,815 shares, to fund awards to the Board of Directors and certain officers. The Company has repurchased 5,600 shares, an amount in excess of the amount required to fund scheduled vesting in 2000. At its option, Management may purchase additional shares, up to a total of 21,815, when, in its opinion, market conditions warrant such a purchase, or, as vesting requires such a purchase.

      At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $8.0 million, or 11.1% of adjusted assets. This exceeds the required leverage capital level of $2.9 million, or 4.0%, and the required risk-based capital of $8.6 million, or 12.1% of adjusted assets, which is above the required level of $5.7 million, or 8.0%.

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

      None

Item 5.  Other Information

  None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit
      Number
      -------

        2.1        Plan of Conversion of The Massachusetts Co-operative
                   Bank (1)
        3.1        Certificate of Incorporation of Massachusetts Fincorp,
                   Inc. (1)
        3.2        Bylaws of Massachusetts Fincorp, Inc. (2)
        4.0        Stock Certificate of Massachusetts Fincorp, Inc. (1)
       11.0        Statement Re: Computation of Per Share Earnings
       27.0        Financial Data Schedule
_____________________________
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
(2) Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.

      (b)   Reports on Form 8-K

            * On July 20, 2000, the Company filed a Form 8-K announcing the appointment of David C. Bojarczuk as Treasurer and Chief Financial Officer. The press release making this announcement was filed by exhibit.
            * On July 26, 2000, the Company filed a Form 8-K announcing the commencement of its initial stock purchase program to fund the Company's Stock-Based Incentive Plan. The press release making this announcement was filed by exhibit.
            * On August 17, 2000, the Company filed a Form 8-K announcing their intention to repurchase up to 5% of its outstanding shares in the open market over the next six months, commencing on or after August 21, 2000 and the execution of a standstill agreement with a shareholder group. The press release making this announcement was filed by exhibit.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASSACHUSETTS FINCORP, INC.

Date:  November 6, 2000                By:  /s/Paul C. Green
                                            -------------------------------
                                            Paul C. Green
                                            President, Chief Executive
                                            Officer and Treasurer
                                            (principal executive officer)

Date:  November 6, 2000                By:  /s/David C. Bojarczuk
                                            -------------------------------
                                            David C. Bojarczuk
                                            Chief Financial Officer, and
                                            Treasurer (accounting and
                                            financial officer)