Form 10KSB
period 2000-12-31
MASSACHUSETTS FINCORP INC
filed 2001-03-30
CIK 1066170

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Fiscal Year Ended December 31, 2000

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

      The Issuer's revenues for the fiscal year under report were $8,034,714.

      As of March 21, 2001, there were issued and outstanding 518,231 shares of the Registrant's Common Stock. Based on the average of the bid and ask prices, the aggregate market value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 21, 2001, was $5,445,484 (414,894 shares at $13.125 per share).

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.


                                    INDEX

PART I                                                                      3

  ITEM 1.    DESCRIPTION OF BUSINESS.                                       3

  ITEM 2.    DESCRIPTION OF PROPERTY.                                      27

  ITEM 3.    LEGAL PROCEEDINGS.                                            28

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          28

PART II                                                                    29

  ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.                                          29

  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.                          29

  ITEM 7     FINANCIAL STATEMENTS.                                         41

  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.                          67

PART III                                                                   67

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.   67

  ITEM 10.   EXECUTIVE COMPENSATION.                                       67

  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.                                                   68

  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.               68

  ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.                             68

SIGNATURES                                                                 70

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

      Massachusetts Fincorp, Inc. (the "Company") was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds amounting to $4.9 million, which it used for general business activities. In the normal course of business, the Company formed and capitalized the Employee Stock Ownership Plan ("ESOP") Loan Subsidiary (MCB Funding), which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion. At December 31, 2000, the Company had total assets of $113.2 million and stockholders' equity of $9.7 million.

      The Bank is a community-oriented co-operative bank, which was organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the public in the areas surrounding its three full-service banking offices. The Bank invests those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences, multi-family residences and commercial real estate, and construction loans. To a lesser extent, the Bank invests in home equity lines of credit and consumer loans. The Bank operates through its three full-service banking offices located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits, advances from the FHLB-Boston and, to a lesser extent, principal and interest payments on loans and investment securities, and proceeds from the sale of loans.

      The following discussion refers to the Bank's operations as it makes up the vast majority of the Company's assets.

Market Area and Competition

      The Bank moved its administrative headquarters and executive offices to Quincy, Massachusetts in December 1999. The Bank's primary deposit gathering area is concentrated in the communities surrounding its three full service offices located in Dorchester, Milton and Quincy. All of the Bank's banking offices are located within 30 miles of Boston. Although the Bank originates loans throughout Massachusetts and New Hampshire, the Bank's primary lending area is the greater Boston metropolitan area.

      Quincy and the Dorchester section of Boston, Massachusetts are fully developed and densely populated urban areas located south of downtown Boston. The major traffic roadways running through Quincy and Dorchester, including U.S. Interstate Highway 93, are heavily traveled and lined with commercial and retail business operations. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher education, medical care and research facilities and the corporate headquarters of several significant investment and technology companies employing individuals with specialized skills. These firms and businesses, along with tourism, form the backbone of the economy of the greater Boston metropolitan area.

      The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a statewide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings banks, co-operative banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, co-operative and commercial banks and credit unions. In addition, the Bank faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition has increased because restrictions on the interstate operations of financial institutions have been lifted. The Bank has also experienced significant competition from credit unions, which have a competitive advantage, as they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

Lending Activities

      Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), legislative tax policies and governmental budgetary matters.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                 At December 31,
                                        -----------------------------------------------------------------
                                               2000                   1999                   1998
                                        -------------------    -------------------    -------------------
                                                   Percent                Percent                Percent
                                        Amount     of Total    Amount     of Total    Amount     of Total
                                        -------    --------    -------    --------    -------    --------
                                        (In Thousands)

Mortgage loans:
  One- to four-family                   $61,498     71.07%     $54,943     72.96%     $44,887     77.02%
  Multi-family                            7,787     10.24%       7,715     10.24%       3,267      5.61%
  Commercial real estate                  5,755      6.65%       4,283      5.69%       1,557      2.67%
  Construction, net of due mortgagor      7,122      8.23%       7,829     10.40%       8,011     13.75%
  Home equity lines                         919      1.06%         260      0.35%         404      0.69%
                                        -----------------------------------------------------------------
      Total mortgage loans               83,081     96.02%      75,030     99.64%      58,126     99.73%
                                        -----------------------------------------------------------------

Consumer loans:
  Auto loans                                407      0.47%         208      0.28%          83      0.14%
  Loans on savings accounts                  45      0.05%          41      0.05%          38      0.07%
                                        -----------------------------------------------------------------
      Total consumer loans                  452      0.52%         249      0.33%         121      0.21%
                                        -----------------------------------------------------------------
Other loans                               2,993      3.46%          24      0.03%          36      0.06%
                                        -----------------------------------------------------------------
Total loans                              86,526    100.00%      75,303    100.00%      58,283    100.00%
                                                   ======                 ======                 ======

Less:
  Deferred loan fees                        181                     35                   (146)
  Allowance for loan losses                (764)                  (596)                  (525)
  Mortgage loans held for sale           (1,585)                  (813)                (6,336)
Loans, net                              $84,358                $73,929                $51,276
                                        =======                =======                =======

      Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its commissioned loan personnel operating at its three full-service banking offices. All loans originated by the Bank are underwritten by the Bank in accordance with its policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans depending upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates and general economic conditions.

      Generally, all adjustable-rate mortgage loans originated by the Bank are originated for investment. While it has historically originated all fixed-rate, one-to-four family mortgage loans for sale in the secondary market, the Bank has retained certain one-to-four family fixed-rate loans for its portfolio during the early part of 2000. The decision to retain was based on various factors, including its asset/liability position and market interest rates. Late in 2000, the Bank resumed active selling of fixed-rate, one-to-four family, mortgage loans. Mortgage loan products currently originated for sale include loans that conform to the underwriting standards specified by Fannie Mae ("conforming loans") and, to a lesser extent, loans which do not conform to Fannie Mae standards due to loan amounts ("jumbo loans"). Some one-to-four family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with Fannie Mae and other investors to purchase loans meeting such investor's defined criteria. Although the Bank has entered into such master commitment contracts, such contracts generally do not require the purchasers to buy or the Bank to deliver a specific amount of mortgage loans. All conforming loans currently sold by the Bank are sold to Fannie Mae and private investors and all non-conforming loans, which are sold, are generally sold to private investors. Sales of loans are made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to Fannie Mae and generally releases the servicing rights on the mortgage loans sold to private investors.

      At December 31, 2000, the Bank was servicing $3.1 million of loans for others, primarily consisting of conforming fixed-rate mortgage loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

      During the years ended December 31, 2000 and December 31, 1999, the Bank originated $32.1 million and $62.7 million of one-to-four family loans, respectively, of which $14.1 million and $49.7 million, respectively, were retained by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On January 1, 1996, the Bank implemented SFAS No. 122 pursuant to which the value of servicing rights may be recognized as an asset of the Bank. In the three years ended December 31, 2000, the fair market value of servicing rights under SFAS No. 122 and SFAS No. 125 were not material and were not recognized in the financial statements for those periods.

      In the fourth quarter of 2000, Management announced its enhanced strategic plan. This plan calls for increasing the levels of real estate lending that the Bank will originate, both for portfolio and for sale. In conjunction with this plan the Bank has increased its commission-based origination staff, and revised its commission structure. The changes, which were implemented in late 2000 are designed to redevelop and enhance the Bank's mortgage-banking business.

      Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $17.5 million, $29.9 million and $20.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.


                                                                  At December 31, 2000
                             -----------------------------------------------------------------------------------------------
                             One-to                                                           Loans on              Total
                             Four-     Multi-   Commercial    Construction   Home     Auto    Savings               Loans
                             Family    Family   Real Estate     and Land     Equity   Loans   Accounts   Other    Receivable
                             -------   ------   -----------   ------------   ------   -----   --------   ------   ----------
                                                                     (In Thousands)

Amounts due:
  Within one year            $   512   $   15     $   80         $5,817       $  2    $  6       $45     $    2   $ 6,479
                             --------------------------------------------------------------------------------------------
  After one year:
    More than one year
     to three years              245      204        149          1,005          -     168         -         25     1,796
    More than three years
     to five years               286        -         41              -          -     233         -        578     1,138
    More than five years
     to 10 years               2,464    6,969      4,558             57        294       -         -        176    14,518
    More than 10 years
     to 20 years               8,865     329         927            243        623       -         -      2,212    13,199
    More than 20 years(1)     49,126     270           -              -          -       -         -          -    49,396
                             --------------------------------------------------------------------------------------------

      Total due after
       January 1, 2002        60,986    7,772      5,675          1,305        917     401         -      2,991    80,047
                             --------------------------------------------------------------------------------------------

      Total amount due
       (gross)               $61,498   $7,787     $5,755         $7,122       $919    $407       $45     $2,993   $86,526
                             ============================================================================================
Less:
Deferred loan fees, net                                                                                               181
Allowance for loan losses                                                                                            (764)
Mortgage loans held for sale                                                                                       (1,585)
                                                                                                                  -------
Total loans, net                                                                                                  $84,358
                                                                                                                  =======

<F1>  Included in amounts due in more than 20 years are mortgage loans held for sale totaling $1,585,000. Although these loans have a maturity date of more than 20 years, they are typically sold within 90 days.

      The following table sets forth at December 31, 2000, the dollar amount of gross loans receivable contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                  Due After December 31, 2001
                               --------------------------------
                                Fixed     Adjustable     Total
                               -------    ----------    -------
                                        (In thousands)

Mortgage loans:
  One- to four-family          $20,406     $40,580      $60,986
  Multi-family                     192       7,580        7,772
  Commercial real estate           122       5,553        5,675
  Construction                   1,062         243        1,305
  Home equity lines                  -         917          917
                               --------------------------------
      Total mortgage loans      21,782      54,873       76,655
                               --------------------------------

Consumer loans:
  Auto loans                       401           -          401
  Loans on savings accounts          -           -            -
                               --------------------------------
      Total consumer loans         401           -          401
                               --------------------------------
Other loans                      2,991           -        2,991
                               --------------------------------
      Total loans              $25,174     $54,873      $80,047
                               ================================

      One-to-Four Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by one-to-four family residences substantially all of which are located in the Bank's primary market area. At December 31, 2000, the Bank's one-to-four family mortgage loans totaled $61.5 million or 71.2% of total loans, compared with $54.9 million, or 73.0% of total loans outstanding at December 31, 1999. Of the one-to-four family mortgage loans outstanding at December 31, 2000, 33.6% were fixed-rate mortgage loans and 66.4% were ARM loans, compared to 39.7% fixed-rate loans and 60.3% adjustable-rate loans at December 31, 1999.

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

      Generally, the Bank originates one-to-four family residential mortgage loans in amounts of up to 95% of the appraised value or selling price of the property securing the loan, whichever is lower. Certain loans in the Bank's "First-Time Home Buyer" program allow for a 97% loan-to-value ("LTV") ratio. Private mortgage insurance ("PMI") may be required for loans with a LTV ratio of greater than 80%. Mortgage loans originated by the Bank generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

      In an effort to provide financing for moderate income and first-time home buyers, the Bank offers Federal Housing Authority ("FHA") and Veterans Administration ("VA") loans and has its own First-Time homebuyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by a one-to-four family residential property, in the case of FHA and VA loans, and must be secured by a single-family owner-occupied unit in the case of First-Time homebuyer loans. These loans are originated using modified underwriting guidelines, in the case of FHA and VA loans, and the same underwriting guidelines as the Bank's other one-to-four family mortgage loans in the case of First-Time homebuyer loans. All such loans are originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans.

      The Bank also originates "investor rehab loans" to local contractors and investors for the improvement and remodeling of existing non-owner occupied one-to-four family residential properties. Such first mortgage loans are originated with a maximum LTV ratio of 80% of the purchase price of the property plus up to 80% of the cost of the improvements, as confirmed by an independent appraiser. Investor rehab loans are offered with terms of one-year and fixed-rates of interest, generally 1.5% above the prime rate of interest as reported in The Wall Street Journal and as a 10 year balloon payment. During the term of the loan, the borrower is required to remit monthly payments of interest only. The principal balance of such loan is due at the end of the one or ten year term. The Bank primarily relies on the borrower's income statements and tax returns when underwriting such loans. The Bank generally requires personal and/or corporate guarantees on such loans. At December 31, 2000, investor rehab loans totaled $2.2 million, or 3.6% of one-to-four family loans, and 2.5% of the Bank's total loans.

      The Bank also offers a limited documentation mortgage loan product ("Low Doc" loans). Such loans are secured by owner-occupied one-to-four family properties and are offered with both fixed and adjustable rates of interest. The terms and interest rate caps of Low Doc loans are generally the same as those of the Bank's other fixed and adjustable-rate one-to-four family loan products; however, borrowers pay a premium in the form of higher interest rates and loan fees and provide larger down payments (75% maximum LTV ratio) in exchange for more expedient loan processing by virtue of less income and asset information as compared to loans underwritten in conformance with Fannie Mae standards. When underwriting a Low Doc loan, the Bank requires executed income tax returns and a satisfactory credit report but does not verify employment status. At December 31, 2000, Low Doc loans totaled $ 7.4 million, or 12.1% of one-to-four family loans, and 8.6% of the Bank's total loans, as compared to $7.8 million, or 14.2% of one-to-four family loans, and 10.4% of the Bank's total loans at December 31, 1999.

      In conjunction with its 2001 strategic plan, Management has increased its targets for origination of loans available for sale. This strategy allows the Bank to service a larger customer base in the delivery of its residential mortgage loan products. To meet these goals, the origination staff has been expanded and the commission structure has been revised. The revised commission structure is designed to give the origination staff a degree of flexibility in the origination process.

      Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, restaurants or retail facilities primarily located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which, at December 31, 2000, was $1.6 million. The Bank's multi-family and commercial real estate loans may be made with terms of up to 10 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service) of at least 1.30 times. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank may require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 2000 was $7.8 million, or 9.2% of total loans, and the Bank's commercial real estate loan portfolio at such date was $5.8 million, or 6.9% of total loans. At December 31, 1999, multi-family real estate loans totaled $7.7 million or 10.4% of total loans and commercial real estate loans totaled $4.3 million or 5.7% of total loans.

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

      In its 2001 strategic plan, Management has planned for an increased level of multi-family and commercial loan origination. Management believes that a greater level of these loans will bring enhanced yields, increased rate sensitivity, and diversity to the loan portfolio.

      Construction Lending. The Bank originates fixed-rate construction loans for the development of one-to-four family residential properties primarily located in the Bank's primary market area. Although the Bank does not generally make loans secured by raw land, the Bank's policies permit the origination of such loans. Construction loans are generally offered to experienced local developers operating in the Bank's primary market area and, to a lesser extent, to individuals for the construction of their primary residence. Construction loans are generally offered with terms of up to 12 months and may be made in amounts of up to 70% of the appraised value of the property, as improved. In the case of construction loans to developers, loans may be made up to 70% of the appraisal value of the property, as improved. In the case of construction loans to individuals for the construction of their primary residence, loans up to 90% of the appraisal value may be made. Loans of up to 80% of the appraised value of the property may be made for land loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers warrant. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required for all construction loans.

      At December 31, 2000, the Bank had $7.1 million of advanced construction loans that amounted to 8.2% of the Bank's total loans, compared to $7.8 million or 10.4% of total loans at December 31, 1999.

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

      Home Equity Lines of Credit. Substantially all of the Bank's home equity lines of credit are secured by second mortgages on owner-occupied one-to-four family residences located in the Bank's primary market area.
At December 31, 2000, these loans totaled $919,000, or 1.1% of the Bank's total loans, compared to $260,000 or 0.4% of total loans at December 31, 1999. Home equity lines of credit generally have adjustable-rates of interest, which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined LTV ratio on home equity lines of credit is 80%. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

      Consumer Lending. Consumer loans at December 31, 2000 amounted to $3.4 million, or 4.1% of the Bank's total loans, and consisted primarily of indirectly originated loans on recreational vehicles. During 2000, the Bank developed a indirect lending program geared specifically toward customers purchasing recreational vehicles. Such loans are reported as "other loans." Loans on new and used automobiles and passbook loans are also originated. Automobile and recreational vehicle loans are generally originated in the Bank's primary market area and generally are secured by the vehicle purchased. These loans have a maximum borrowing limitation of 90% of the sale price of the vehicle, or in the case of automobiles, the average value in the National Automobile Dealer's Association price guide, whichever is lower. Loans on savings accounts are generally secured by deposit accounts. At December 31, 2000, recreational vehicle loans totaled $3.0 million or 86.8% of consumer loans and 3.6% of total loans; automobile loans totaled $407,000, or 11.9% of consumer loans and 0.5% of the Bank's total loans; and loans on savings accounts totaled $45,000, or 1.3% of consumer loans and 0.1% of the Bank's total loans.

      Loans secured by rapidly depreciable assets such as recreational vehicles and automobiles entail greater risks than one-to-four family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established the Security Committee that considers and approves all loans within its designated authority as established by the Board. In addition, the Board of Directors has authorized certain officers of the Bank to consider and approve all loans within their designated authority as established by the Board.

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

      Management of the Bank reviews and classifies its assets on a quarterly basis, and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 2000, the Bank had the following classified assets:


                                      Substandard              Doubtful                 Loss             Special Mention
                                 ---------------------   --------------------   --------------------   --------------------
                                  Number    Principal     Number    Principal    Number    Principal    Number    Principal
                                 of Loans    Balance     of Loans    Balance    of Loans    Balance    of Loans    Balance
                                 --------   ----------   --------   ---------   --------   ---------   --------   ---------
                                                                        (Dollars in thousands)

One- to four-family mortgages       11      $1,013,885     -           $-         -           $-         -           $-
Multi-family mortgages               -               -     -            -         -            -         -            -
Commercial real estate loans         1         172,685     -            -         -            -         -            -
Construction loans                   3         949,695     -            -         -            -         -            -
Home equity lines                    1           6,094     -            -         -            -         -            -
Consumer loans                       3          21,584     -            -         -            -         -            -
                                    -----------------------------------------------------------------------------------
      Total                         19      $2,163,943     -           $-         -           $-         -           $-
                                    ===================================================================================

      Non-performing Assets. The following table sets forth information regarding non-performing loans and REO. At December 31, 2000, the Bank had no REO in its portfolio. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest unless the loan is well secured and in the process of collection. If interest payments on all non-accrual loans for the years ended December 31, 1999 and 1998 had been made in accordance with original loan agreements, interest income of $3,000 and $8,000, respectively, would have been recognized compared to no interest income recognized in 1999 and 1998. There were no loans on non-accrual for the year ended December 31, 2000.


                                                              At December 31,
                                                         --------------------------
                                                          2000      1999      1998
                                                         ------    ------    ------
                                                           (Dollars in thousands)

Non-performing loans:
  One- to four-family                                    $   -     $  92     $ 173

Non-performing loans as a percent of loans (1)            0.00%     0.11%     0.23%
Non-performing loans as a percent of total assets (2)     0.00%     0.10%     0.24%

<F1>  Loans include loans receivable held for investment, net, excluding the allowance for loan losses.
<F2>  Non-performing assets consist of non-performing loans and REO.  The
      Bank had no REO at December 31, 2000, 1999, and 1998. Non-performing loans consist of non-accruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

      Real Estate Owned. At December 31, 2000, the Bank had no REO in its portfolio. When the Bank does acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

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

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information available at December 31, 2000, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loans losses based upon judgements different from those of management.

      The following table sets forth activity in the Bank's allowance for loan losses for each period set forth.


                                            At or For the
                                      Years ended December 31,
                                     ---------------------------
                                      2000      1999       1998
                                     ------    ------     ------
                                        (Dollars in thousands)

Balance at beginning of year         $ 596     $  525     $  349
Provision for loan losses               58        (19)        87
Charge-offs:
  One- to four-family                   12          -          -
  Auto loans                             -          -          1
                                     ---------------------------
      Total charge-offs                 12          -          1
Recoveries:
  One- to four-family                  106         90         90
  Auto loans                            16          -          -
      Total recoveries                 122         90         90
                                     ---------------------------
Net charge-offs (recoveries)          (110)       (90)       (89)
                                     ---------------------------
Balance at end of year               $ 764     $  596     $  525
                                     ===========================
Allowance for loan losses as
 a percent of loans                   0.88%      0.79%      0.84%
Allowance for loan losses as
 a percent of nonperforming loans     0.00%    647.83%    303.50%

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                                     At December 31,
                                         -----------------------------------------------------------------------
                                                 2000                     1999                     1998
                                         ---------------------    ---------------------    ---------------------
                                                    Percent of               Percent of               Percent of
                                                     Loans in                 Loans in                 Loans in
                                                       Each                     Each                     Each
                                                   Category to              Category to              Category to
                                         Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                         ------    -----------    ------    -----------    ------    -----------
                                                                  (Dollars in thousands)

One- to four family                       $356        72.14%       $319        73.31%       $295        77.02%
Multi-family                               116        10.24%        116        10.24%         49         5.61%
Commercial real estate                      86         6.65%         64         5.69%         23         2.67%
Construction and land                      107         8.23%         83        10.40%        119        13.75%
Consumer Loans                              60         0.52%          5         0.33%          2         0.90%
Other                                        -         3.46%          -         0.03%          1         0.06%
Unallocated                                 39         0.00%          9         0.00%         36         0.00%
                                          -------------------------------------------------------------------
      Total allowance for loan losses     $764       100.00%       $596       100.00%       $525       100.00%
                                          ===================================================================

Investment Activities

      The Board of Directors sets the investment policy and procedures of the Bank. This policy generally provides that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and, to a lesser extent, potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Bank generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. While the Board of Directors has final authority and responsibility for the securities investment portfolio, the Board has delegated day-to-day oversight of the Bank's investments to the Chief Financial Officer of the Bank. On a monthly basis, the Board reviews and evaluates all investment activities for safety and soundness, adherence to the Bank's investment policy and assurance that authority levels are maintained.

      A portion of the Company's investment portfolio is maintained in a Massachusetts Securities Corporation, which affords favorable tax treatment to the income earned within the Securities Corporation. The Company is restricted from transferring the income or investments from the Securities Corporation without adverse tax consequences. The Company has not made such a transfer that would taint the Securities Corporation.

      As required by SFAS No. 115, the Bank has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 2000, the available-for-sale securities portfolio totaled $15.2 million, or 13.4% of assets and the held-to-maturity portfolio totaled $513,000, or 0.5% of assets.

      The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Similarly, the Bank does not invest in mortgage-related securities that are deemed to be "high risk" or purchase bonds that are not investment grade.

      Mortgage-Backed Securities. The Bank currently invests in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. At December 31, 2000, mortgage-backed securities totaled $6.3 million, or 5.6%, of total assets and 5.7% of total interest earning assets, all of which were classified as available-for-sale. At December 31, 2000, the mortgage-backed securities were backed by both adjustable-and fixed rate loans. The mortgage-backed securities portfolio had stated rates ranging from 6.5% to 7.625% at December 31, 2000. The estimated fair value of the Bank's mortgage-backed securities at December 31, 2000, was $6,261,000, which is $28,000 less than the amortized cost of $6,289,000.

      Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security. Accordingly, adjustments to the amortization of any premium or accretion of any discount relating to such instruments may be required, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      U.S. Government and Federal Agency Obligations. At December 31, 2000, the Bank's portfolio of U.S. Government and federal agency obligations totaled $2.1 million, all of which were classified as available-for-sale. Such portfolio at December 31, 2000 primarily consisted of short- to medium-term (maturities of one to ten years) securities issued by federal agencies.

      Corporate Equity Securities and Debt Obligations. The Bank currently invests in the equity securities and debt obligations of United States corporations. At December 31, 2000, the Bank's marketable equity securities portfolio totaled $1.6 million, or 1.4% of total assets, all of which were classified as available-for-sale. Such portfolio consisted of $603,000 of common stock and $991,000 in preferred stock issued by corporate issuers. The Bank's current policies generally provide that the maximum equity investment in any one corporation shall not exceed 3% of the Bank's equity and reserves and the maximum aggregate investment in any one industry shall not exceed 15% of the Bank's equity and reserves. At December 31, 2000, the Bank had $5.6 million, or 4.9% of total assets, in corporate debt obligations, all of which were investment grade.

      Investments in corporate equity securities and debt obligations involve risk as they are not insured or guaranteed by the U.S. government or any agency thereof. These investments are generally not secured by collateral. They generally rely upon future income from the operations of the issuer for repayment of principal and interest.

      The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank's investment securities.


                                                                        At December 31,
                                             --------------------------------------------------------------------
                                                     2000                    1999                    1998
                                             --------------------    --------------------    --------------------
                                             Amortized     Market    Amortized     Market    Amortized     Market
                                               Cost        Value       Cost        Value       Cost        Value
                                             ---------     ------    ---------     ------    ---------     ------
                                                                    (Dollars in thousands)

Investment securities:
  Held to maturity:
    Corporate debt                            $   513     $   513     $   524     $   514      $1,308      $1,314
                                              -------------------------------------------------------------------
      Total investment securities held
       to maturity                                513         513         524         514       1,308       1,314
                                              -------------------------------------------------------------------
Available for sale:
  U.S. Government and federal agency            2,075       2,077         898         874       1,842       1,861
  Corporate debt                                5,198       5,107       4,573       4,486       3,557       3,494
  Mortgage-backed securities                    6,289       6,261       5,829       5,597         988       1,027
  Marketable equity securities                  1,632       1,594       1,312       1,111       1,013       1,022
                                              -------------------------------------------------------------------
      Total securities available for sale      15,194      15,039      12,612      12,068       7,400       7,404
                                              -------------------------------------------------------------------
      Total securities                        $15,707     $15,552     $13,136     $12,582      $8,708      $8,718
                                              ===================================================================

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 2000.


                                                                      At December 31, 2000
                             ------------------------------------------------------------------------------------------------------
                                                     More than One       More than Five         More than
                              One Year or Less    Year to Five Years   Years to Ten Years        Ten Years             Total
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                  Weighted             Weighted             Weighted             Weighted             Weighted
                             Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                               Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                     (Dollars in thousands)

Held-to-maturity:
  Corporate debt              $    -        -      $  513     8.29%     $    -        -      $    -        -      $   513    8.29%
                              ----------------------------------------------------------------------------------------------------
    Total held-to-maturity         -        -         513     8.29%          -        -           -        -          513    8.28%
Available for sale:
  Mortgage-backed securities       -        -         879     6.75%          -        -       5,382     6.73%       6,261    6.73%
  U.S. Government and
   federal agency                  -        -         502     6.57%      1,575     8.00%          -        -        2,077    7.65%
  Corporate debt               1,437     6.82%      1,340     6.87%          -        -       2,330     7.45%       5,107    7.12%
  Marketable equity
   securities                      -        -           -        -           -        -           -        -        1,594       -
                              ----------------------------------------------------------------------------------------------------
    Total available-for-sale   1,437     6.82%      2,721     6.78%      1,575     8.00%      7,712     6.95%      15,039    7.02%
                              ----------------------------------------------------------------------------------------------------
    Total securities          $1,437     6.82%     $3,234     7.02%     $1,575     8.00%     $7,712     6.95%     $15,552    7.07%
                              ===================================================================================================

Sources of Funds

      General. Deposits, repayments and prepayments of loans, cash flows generated from investments and operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

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

      At December 31, 2000, the Bank's deposits totaled $89.1 million, or 86.1%, of total liabilities. For the year ended December 31, 2000, the average balance of core deposits (savings, interest bearing checking, money market and noninterest-bearing checking accounts) totaled $36.6 million, or 46.4% of total average deposits. At December 31, 2000, the Bank had a total of $45.5 million in certificates of deposit, of which $42.6 million had maturities of one year or less. For the year ended December 31, 2000, the average balance of core deposits represented approximately 46.4% of total deposits and certificate accounts represented 53.6%. Management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its banking offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions impact the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. Although the Bank's policies do permit the use of brokered deposits, the Bank does not currently accept brokered deposits.

      Pursuant to its 2001 strategic plan, management is focused on the development and growth of its "core" accounts. Management's goal is to grow these core accounts, while maintaining its certificate of deposit accounts. This strategy will allow for deposit growth, while controlling the Bank's cost of funds in 2001. In accordance with this plan, Management is developing an enhanced menu of products designed to encourage multiple account relationships. The strategic plan also calls for an enhanced menu of products for the business customer which, management anticipates, will be introduced in the first quarter of 2001.

      At December 31, 2000, the Bank had outstanding $14.1 million in certificate of deposits accounts in amounts of $100,000 or more, maturing as follows:


                                               Weighted
                                               Average
Maturity Period                   Amount        Rate
---------------                  -------       --------
                                 (Dollars in thousands)

Three months or less             $ 2,993        5.55%
Over three through six months      5,473        6.43%
Over six through 12 months         5,186        5.88%
Over 12 months                       458        6.25%
                                 -------
Total                            $14,110        6.04%
                                 =======

      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.


                                                                        At December 31,
                                 ---------------------------------------------------------------------------------------------
                                             2000                            1999                            1998
                                 -----------------------------   -----------------------------   -----------------------------
                                           Percent    Weighted             Percent    Weighted             Percent    Weighted
                                 Average   of Total   Average    Average   of Total   Average    Average   of Total   Average
                                 Balance   Deposits    Rate      Balance   Deposits    Rate      Balance   Deposits    Rate
                                 -------   --------   --------   -------   --------   --------   -------   --------   --------
                                                                     (Dollars in thousands)

Money market deposits            $    97      0.12%     2.06%    $   266     0.45%     2.42%     $   808     1.51%     2.62%
Demand accounts                    4,781      6.06%        -       5,156     8.70%        -        4,486     8.38%        -
Interest-bearing checking         20,629     26.17%     4.12%     13,971    23.56%     3.41%      11,963    22.35%     4.08%
Regular and other savings         11,057     14.03%     2.03%     10,032    16.92%     1.96%       9,685    18.09%     1.97%
Total certificates of deposit     42,268     53.62%     5.67%     29,869    50.37%     5.11%      26,585    49.67%     5.57%
                                 ------------------------------------------------------------------------------------------
      Total                      $78,832    100.00%     4.40%    $59,294   100.00%     3.76%     $53,527   100.00%     4.08%
                                 ==========================================================================================

      Borrowed Funds. As part of its operating strategy, the Bank utilizes advances from the FHLB as a supplement to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. The Bank's borrowing limit from the FHLB, based on qualified collateral held, was $74.2 million at December 31, 2000.

      The following table sets forth certain information regarding the bank's borrowed funds at or for the periods ended on the dates indicated:


                                                      At or For the Years Ended
                                                             December 31,
                                                    ------------------------------
                                                     2000        1999        1998
                                                    -------     -------     ------
                                                        (Dollars in thousands)

FHLB advances:
  Average balance outstanding                       $18,449     $14,542     $4,267
  Maximum amount outstanding at any
   month-end during the year                         21,903      22,617      6,093
  Balance outstanding at end of year                 13,599      22,617      4,211
  Weighted average interest rate during the year       6.16%       5.32%      5.80%
  Weighted average interest rate at end of year        6.74%       5.58%      6.11%

Subsidiary Activities

      Mass Securities Corporation ("MSC") was organized in March 1998 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. MSC was qualified as a "securities corporation" for Massachusetts tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. The Bank established a second subsidiary, Mass SEC Corp II, in August 1998 for a similar purpose. In February 1999 the Bank established a Delaware limited liability company, 70 Quincy Ave. LLC, to acquire, hold and lease property in connection with the acquisition of the building and land for the new office in Quincy, Massachusetts. The results of operations of these subsidiaries are consolidated in the results and operations of the Company.

Personnel

      As of December 31, 2000, the Bank had 42 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      The following is a summary of the Bank's regulatory capital at December 31, 2000:


            GAAP Capital to Total Assets              8.6%
            Total Capital to Risk-Weighted Assets    12.1%
            Tier I Leverage Ratio                    13.3%
            Tier I to Risk-Weighted Assets           11.0%


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

Investment Activities

      All state-chartered FDIC insured banks, including co-operative banks, are generally limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Bank received grandfathering authority from the FDIC in February, 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts Commonwealth Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 2000, the Bank had $1.6 million of securities which were subject to such grandfathering authority.

Prompt Corrective Regulatory Action

      Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2000, the Bank was a well-capitalized institution.

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

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. An institution is assigned to one of three capital categories based on the institution's capital position, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation by the FDIC of information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates are determined by the FDIC semi-annually and currently range from zero basis points for the healthiest institution to 27 basis points for the riskiest. In addition, Bank Insurance Fund institutions are required to make certain payments toward bonds issued in the late 1980s by the Financing Corporation to recapitalize the insurance fund for savings and loan associations. The Bank paid $14,791 in deposit insurance assessments for fiscal 2000. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

Federal Reserve System

      Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2000 of $1.1 million.

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

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to be a qualified thrift lender. This requires the Bank either to maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a qualified thrift lender test. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 2000, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the qualified thrift lender test in each of the prior 12 months and, therefore, met the QTL test. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL test to fully include credit card loans, student loans and small business loans.

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

      The registration under the Securities Act of shares of the Common Stock issued in the Conversion did not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or
(ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

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

Executive Officers of the Registrant Who Are Not Directors

      The following table sets forth certain information regarding the current executive officers who are not also directors.


Name                  Age (1)    Position(s) Held
----                  -------    ----------------

Anthony A. Paciulli      51      Vice President of the Company and
                                 Senior Vice President of the Bank

David C. Bojarczuk       44      Treasurer and Chief Financial Officer of
                                 the Company and the Bank

--------------------
<F1>  As of December 31, 2000.

      Anthony A. Paciulli has been Senior Vice President of the Bank since March 1994. From 1988 to 1994, Mr. Paciulli held several senior officer positions (including vice president, loan officer, sales manager and regional manager) with several different mortgage companies and financial institutions, all of which were located in the greater Boston metropolitan area.

      David C. Bojarczuk has been Chief Financial Officer and Treasurer of the Bank and the Company since July 2000. From 1999 to 2000 Mr. Bojarczuk held the position of Vice President and Treasurer of Milestone Federal Credit Union and from 1993 to 1999 he was Assistant Vice President and Controller of The Lowell Five Cent Savings Bank.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Bank currently conducts its business through its main office located in the Dorchester section of Boston, Massachusetts and two other full-service banking offices, all of which are located in the greater Boston metropolitan area. In December 1999, the Bank moved its administrative and back office functions to a new office in Quincy, Massachusetts. This building is currently held by the Bank's subsidiary limited liability company which is leased to the Bank. The total building and equipment costs for the new office were $2.1 million and other moving related costs totaled approximately $4,000. The Company believes that the Bank's facilities are adequate to meet the then present and immediately foreseeable needs of the Bank and the Company. It is the opinion of management that all the properties are adequately covered by insurance.


                                                                                 Net Book Value
                                                                                  of Property
                                                                                  or Leasehold
                          Leased or       Original Year      Date of Lease        Improvements
Location                    Owned      Leased or Acquired      Expiration     at December 31, 2000
--------                  ---------    ------------------    -------------    --------------------
                                                                                 (In thousands)

Main Office:
1442 Dorchester Avenue
Boston, MA  02122           (2)                (2)                (2)                   161

Banking Offices:
70 Quincy Ave  (1)
Quincy, MA 02169            Owned             1999                 -                  2,436

561 Adams Street
East Milton, MA  02186      Owned             1996                 -                    734

      Total                                                                          $3,331
                                                                                     ======

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None


PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      Massachusetts Fincorp, Inc.'s common stock is traded over-the-counter through the National Daily Quotation Service "Pink Sheet" published by the National Quotation Bureau, Inc. The stock began trading on December 23, 1998. The high and low bid for the common stock for 2000, 1999 and 1998 by quarter are detailed in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Massachusetts Fincorp, Inc. has approximately 305 holders of record as of December 31, 2000.


                                                            For the quarters ended
              ------------------------------------------------------------------------------------------------------------------
              12/31/2000   09/30/2000   06/30/2000   03/31/2000   12/31/1999   09/30/1999   06/30/1999   03/31/1999   12/31/1998
              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

High bid       $14.250      $14.250      $12.688      $13.000      $12.750      $13.625      $11.875      $10.875      $10.560
Low bid        $13.125      $12.000      $11.375      $10.000      $ 9.125      $11.750      $ 8.125      $ 9.500      $10.000

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather the statements are based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

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

General

      The Company became operational on December 21, 1998 and, accordingly, had no significant operations during 1998. The Company's results of operations primarily depend on its investment of net conversion proceeds in securities, interests on deposits and dividends received from the Bank.
The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income through service charges and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, depreciation and repairs, data processing fees, office building expenses and other operating expenses.
The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.
The Bank exceeded all of its regulatory capital requirements at December 31, 2000.

Management Strategy

      The Bank's operating strategy has in the past consisted of maintaining profitability and managing its interest rate risk mainly by originating fixed-rate one-to-four family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one-to-four family mortgage loans for investment. The Bank, however, has begun to retain certain one-to-four family fixed-rate loans for its portfolio, based on various factors, including its asset/liability position and market interest rates. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of two de novo branch offices in the Boston metropolitan area in 1996 and 1999. The Bank has used the opportunity of the additional space provided by the new location in Quincy to consolidate operations. The Bank has closed the loan origination centers in Norwell and Wakefield, Massachusetts. The Bank has made substantial infrastructure investments recently, including staffing, offices and technology, to support future growth.

Analysis of Net Interest Income

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

      Average Balance Sheet The following table sets forth certain information relating to the Bank for the years ended December 31, 2000, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields. Loans on non-accrual status are included in the average balances of loans shown in the table. Interest earned on loans is net of reserves for uncollected interest.


                                                                    For the Years Ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                    2000                           1999                           1998
                                       -----------------------------   ----------------------------   ----------------------------
                                                             Average                        Average                        Average
                                        Average              Yield/    Average              Yield/    Average              Yield/
                                        Balance   Interest    Cost     Balance   Interest    Cost     Balance   Interest    Cost
                                        -------   --------   -------   -------   --------   -------   -------   --------   -------
                                                                         (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments            $  2,863    $  172      6.01%   $ 1,911    $   76      3.98%   $ 1,719    $   93      5.41%
    Securities                           12,181       836      6.86%    10,420       643      6.17%     7,251       445      6.14%
    Mortgage loans, net                  82,047     6,573      8.01%    64,622     5,185      8.02%    50,041     3,999      7.99%
    Other loans                           2,970       287      9.66%       548        50      9.12%       708        72     10.17%
                                       ------------------              -----------------              -----------------
      Total interest earning asssets    100,061     7,868      7.86%    77,501     5,954      7.68%    59,719     4,609      7.72%
    Noninterest-earning assets            5,723                          7,149                          3,553
                                       --------                        -------
    Equity securities                     2,497       166      6.65%     2,070       116      5.60%     1,387        69      4.97%
                                       ------------------              -----------------              -----------------
      Total assets                     $108,281    $8,034              $86,720    $6,070              $64,659    $4,678
                                       ========    ------              =======    ------              =======    ------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                 $ 11,057    $  225      2.03%   $10,032    $  197      1.96%   $ 9,682    $  191      1.97%
      Money market accounts                  97         2      2.06%       266         6      2.26%       802        21      2.62%
      Now accounts                       20,629       849      4.12%    13,971       477      3.41%    12,126       488      4.02%
      Certificates of deposit            42,269     2,396      5.67%    29,868     1,528      5.12%    26,703     1,481      5.55%
                                       ------------------              -----------------              -----------------
      Total deposits                     74,052     3,472      4.69%    54,137     2,208      4.08%    49,313     2,181      4.42%
    FHLB advances                        18,449     1,186      6.43%    14,542       798      5.49%     4,123       259      6.28%
                                       ------------------              -----------------              -----------------
      Total interest bearing
       liabilities                       92,501     4,658      5.04%    68,679     3,006      4.38%    53,436     2,440      4.57%
                                       ------------------              -----------------              -----------------
Noninterest -bearing demand
 checking accounts                        4,781                          5,156                          3,987
Noninterest-bearing liabilities           1,279                          2,504                          1,160
                                       --------                        -------                        -------
    Total liabilities                    98,561                         76,339                         58,583
Total surplus                             9,720                         10,381                          6,076
                                       --------                        -------                        -------
    Total liabilities and surplus      $108,281                        $86,720                        $64,659
                                       ========                        =======                        =======
Net interest income                                $3,376                         $3,064                         $2,238
                                                   ======                         ======                         ======
Net interest income/interest
 rate spread                                                   2.83%                          3.31%                          3.15%
                                                             ======                         ======                         ======
Net interest margin as a percent
 of interest-earning assets                                    3.37%                          3.95%                          3.75%
                                                             ======                         ======                         ======
Ratio of interest-earning assets
 to interest-bearing liabilities                             108.17%                        112.85%                        111.76%
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


                                                     Year Ended                      Year Ended
                                                  December 31, 2000               December 31, 1999
                                                     Compared to                     Compared to
                                                     Year Ended                      Year Ended
                                                  December 31, 1999               December 31, 1998
                                            ----------------------------    ----------------------------
                                            Increase(Decrease)              Increase(Decrease)
                                                  Due to                          Due to
                                            ------------------              ------------------
                                            Volume       Rate       Net     Volume       Rate       Net
                                            ------      ------    ------    ------      ------    ------
                                                               (Dollars in thousands)

Interest-earning assets:
  Federal funds sold and short-term
   investments                              $ (736)     $ 832     $   96    $   (2)    $ (30)    $  (32)
  Investment securities                        116         77        193       208         3        211
  Mortgage loans, net                        1,396         (8)     1,388     1,170        16      1,186
  Other loans                                  234          3        237       (13)       (8)       (21)
  Equity securities                             70        (20)        50        40         7         47
                                            -----------------------------------------------------------
      Total interest-earning assets          1,080        884      1,964     1,403       (12)     1,391
                                            -----------------------------------------------------------

Interest-bearing liabilities:
  Savings accounts                              21          7         28         7        (1)         6
  Money market accounts                         (4)         -         (4)      (11)       (4)       (15)
  NOW accounts                                 309         63        372        75       (86)       (11)
  Certificates of deposit                      727        141        868       174      (127)        47
  FHLB advances                                316         72        388       565       (26)       539
                                            -----------------------------------------------------------
      Total interest-bearing liabilities     1,369        283      1,652       810      (244)       566
                                            -----------------------------------------------------------
Net change in net interest income           $ (289)     $ 601     $  312    $  593     $ 232     $  825
                                            ===========================================================

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

      Total assets increased from $96.4 million at December 31, 1999 to $113.2 million at December 31, 2000, an increase of $16.8 million, or 17.4%. The increase was primarily in loans, the balance of which is $84.4 million, an increase of $10.5 million, or 14.1% from the December 31 1999 balance of $73.9 million. Management retained a greater portion of loan originations for portfolio during the first half of 2000, continuing the 1999 strategy and in response to market conditions at the beginning of 2000. Later in 2000, additional resources were used to increase originations of loans available for sale, while continuing to grow portfolio loans. Loans available for sale increased from $810,000 at December 31, 1999 to $1.6 million at December 31, 2000. The Bank positioned itself to increase its lending activity significantly, including the hiring of new loan originators, a sales manager and a dedicated
commercial loan originator.   The Bank has also changed its pricing and
commission structures in order to be more competitive in the pricing of its loans. The growth in portfolio loans during 2000 contributed to greater net interest income, which management also believes will have a stabilizing effect on net income in future periods.

      Non-performing loans decreased $92,000, or 100.0%, from $92,000 at December 31, 1999 to zero at December 31, 2000.

      The increase in total assets was also the result of a $3.0 million increase in securities available for sale and an increase in federal funds sold totaling $2.3 million. Management chose to increase its liquidity position given the anticipated increase in mortgage-banking activities. Return on average assets was 0.2% for the year ended December 31, 2000, while return on average equity was 2.5%. For the year ended December 31, 1999, return on assets was 0.5% and return on equity was 3.9%

      Total liabilities increased $16.7 million, or 19.3% from $86.8 million at December 31, 1999 to $103.5 million at December 31, 2000. The increase is the result of deposit growth both from the newly-established Quincy location, and from the other locations. Total deposits increased from $63.3 million at December 31, 1999 to $89.1 million at December 31, 2000, an increase of $25.8 million or 40.8%. The Bank paid introductory premium rates on certain deposit accounts in conjunction with the opening of the Quincy Center Branch. The payment of these introductory rates, as well as increases in market interest rates in 2000, accounts for the increase in the average cost of deposits from 4.08% to 4.69%. The deposit growth funded the increases in assets as well as the repayment of $9.0 million of Federal Home Loan Bank borrowings.

      Equity increased $59,000 from $9.6 million at December 31, 1999 to $9.7 million at December 31, 2000. The increase is the result of earnings for the year 2000, which totaled $238,000, an increase in accumulated other comprehensive income totaling $225,000, and the net effect of ESOP and stock purchase plan transactions totaling $105,000. These increases were offset by purchases of treasury stock totaling $510,000. The Company's ratio of average equity to average assets was 9.0% at December 31, 2000, compared with 12.0% for the year ended December 31, 1999. The decrease is the result of both the growth in total assets and the effect of treasury stock transactions on average stockholders' equity.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

      Total assets increased $24.7 million, or 34.6% from $71.6 million at December 31, 1998 to $96.4 million at December 31, 1999, primarily due to a $17.2 million increase in loans, as the result of continued strong originations of one-four family mortgage loans, an increase in commercial real estate and multi family loans and the Bank's determination to retain a greater portion of loans originated. Management's determination to retain a greater portion of loans originated was directly influenced by a change in interest rates, which caused an increase in consumer demand for the types of loans determined by management to be desirable to retain. The increased percentage in portfolio loans originated was implemented in order to contribute to greater net interest income. Management also believes increased levels of portfolio loans will continue to have a stabilizing effect on net income in future periods. The Bank had demonstrated consistent loan growth for the past four years ending in 1999 in varying economic environments. Loan growth for the one-year periods ending 1998 and 1999 were 24.6% and 43.9% respectively. The increase in total assets was also the result of a $4.7 million increase in securities available for sale, due to the purchase of a $5.0 million U.S. Government mortgage-backed security. Banking premises and equipment increased $2.6 million, of which $2.2 million was attributable to the new building in Quincy which opened in December 1999 which houses a new branch office and the Company's administrative offices. In connection with the construction of the Quincy property, management consolidated its Norwell office with the new administrative office. Return on average assets was .5% for 1999 as compared to .1% for 1998.

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

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

      General

      Net income for the year ended December 31, 2000 was $238,000, a decrease of $165,000 from the net income reported for the year ended December 31, 1999, which was $403,000. The decrease can be attributed to a decline in gains on sales of loans, the start-up costs associated with the opening of the Quincy Center Branch, and the narrowing of the interest margin based on the offering of higher introductory interest rates to Quincy Center customers. Also contributing to the decline in net income were the costs associated with the 2000 proxy contest. Although net interest income increased when comparing the years ended December 31, 2000 and 1999, the payment of introductory premium interest rates to attract customers to the new Quincy Branch, and the overall increase in market interest rates led to a narrowing of the net interest margin from 3.95% for the year ended December 31, 1999 to 3.37% for the year ended December 31, 2000. The payment of introductory premium interest rates on certificates of deposit ceased in the fourth quarter of 2000. Introductory rates on other accounts are scheduled to reprice during the first six months of 2001.

      Interest income

      Interest income increased by $1.9 million or 32.4%, from $6.1 million for the year ended December 31, 1999 to $8.0 million for the year ended December 31, 2000. Interest income from loans increased by $1.6 million or 31.1%, the result of the increase in the level of portfolio loans held during 2000. Average balances of loans increased by $19.8 million or 30.5% during 2000. Interest on the investments increased by $190,000 or 31.9%, based on an increase in the average balance of investment securities of $1.8 million or 16.9% and an increase in the yield on the portfolio from 6.17% to 6.86% over the twelve months ended December 31, 2000. Income from federal funds sold and short-term investments increased by $100,000, from $60,000 for the year ended December 31, 1999 to $160,000 for the year ended December 31, 2000, the result of increased average balances held throughout the year and increased yields on federal funds sold during 2000. Dividends on equity securities increased by $50,000, from $116,000 for the year ended December 31, 1999 to $166,000 for the year ended December 31, 2000, the result of growth in the equity securities portfolio as well as increased portfolio yield.

      Interest expense

      Interest expense increased by $1.7 million, from $3.0 million for the year ended December 31, 1999 to $4.7 million for the year ended December 31, 2000. The increase was in both interest on deposits, which increased by $1.3 million, and interest on borrowings, which increased by $388,000. Interest on deposits increased from $2.2 million for the year ended December 31, 1999 to $3.5 million for the year ended December 31, 2000.
The increase is the result of increased average balances, arising from the opening of the Quincy Branch. The cost of deposit funds increased from 4.08% to 4.69% as certain deposit accounts were aggressively priced in
conjunction with the opening of the Quincy Branch.   The introductory
pricing on certificate accounts was ceased in late 2000, while introductory pricing on the Quincy "Prestige" checking accounts are scheduled to reprice downward during the first half of 2001.

      Net interest income

      Net interest income increased by $314,000, from $3.1 million for the year ended December 31, 1999 to $3.4 million for the year ended December 31, 2000, an increase of 10.2%. The increase is reflective of the Bank's overall growth throughout the year 2000. The increase was partially offset by the effects of higher market interest rates and higher deposit interest rates paid in conjunction with the opening of the Quincy Branch.

      Provision for Loan Losses

      The Bank's management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the quality of the loan portfolio. The allowance calculation also considers factors and analyses which consider the potential principal loss associated with certain loans, costs of acquiring related properties, costs of securing the loan through foreclosure, costs of maintaining and holding the property until sale, and the Bank's inability to redeploy the funds for another income producing activity. Management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover probable and estimable losses inherent in its loan portfolio at this time. Management may increase its level of allowance for loan losses as a percentage of total loans and nonperforming loans if the level of multi-family, construction or consumer lending as a percentage of its total loan portfolio increases. Future adjustments to the allowance for loan losses will also become required if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to provide additions to the allowance based on judgments different from management's judgement.

      The provision for loan losses for the year ended December 31, 2000 totaled $58,000, an increase of $77,000 over the $19,000 credit for loan losses for the year ended December 31, 1999. The 2000 provision was taken in order to respond to a changing mix of portfolio loans and Management's view of economic conditions within the Bank's market area.

      The allowance for loan losses at December 31, 2000 was $764,000, which equates to 0.90% of portfolio loans or 0.88% of total loans. This compares to an allowance of $596,000, which equates to 0.80% of portfolio loans or 0.79% of total loans at December 31, 1999. The increase is the result of the provision for loan losses plus net recoveries of prior year charge-offs totaling $110,000. There were no non-performing loans at December 31, 2000. The allowance for loan losses at December 31, 1999 represented 647.8% of non-performing loans at that date.

      Non-interest income

      Non interest income decreased from $543,000 for the year ended December 31, 1999 to $397,000 for the year ended December 31, 2000, a decrease of $146,000 or 26.9%. This decrease can be attributed to reduced levels of loan sales during early 2000. In response to consumer demand affected by economic conditions at the time, Management continued to concentrate on the origination of portfolio loans in early 2000, rather than the mortgage-banking activities it had pursued in 1998 and early 1999. Accordingly, gains on sales of loans decreased from $299,000 for the year ended December 31, 1999 to $131,000 for the year ended December 31, 2000. As economic conditions changed in late 2000, Management was able to again emphasize the mortgage-banking business as well as continued portfolio originations. Management believes that it has taken the steps necessary to re-establish the mortgage-banking business. Also contributing to the decrease in other income were losses on sales of securities available for sale, totaling $8,000, and a loss on sale of other real estate owned totaling $9,000. The loss on sales of securities was taken in order to restructure the bond and stock portfolios for enhanced future earnings.

      These decreases were partially offset by the increased level of miscellaneous income realized in 2000. Miscellaneous income increased from $65,000 for the year ended December 31, 1999 to $131,000 for the year ended December 31, 2000, an increase of $66,000. This increase is primarily the result of the Bank leasing retail space in its Quincy location to unrelated third parties. Rental income associated with the leases totaled $50,000 in 2000 compared with $2,000 in 1999.

      Operating expenses

      Total operating expenses increased from $3.0 million for the year ended December 31, 1999 to $3.4 million for the year ended December 31, 2000, an increase of $365,000 or 12.2%. Salaries and employee benefits expenses increased by $214,000 primarily as a result of the addition of staff for the Quincy Branch. Occupancy and equipment expenses increased from $381,000 for the year ended December 31, 1999 to $478,000 for the year ended December 31, 2000, the result of adding the Quincy location. Certain of these expenses are offset by the rental income realized at this location. Other general and administrative expenses increased from $745,000 for the year ended December 31, 1999 to $809,000 for the year ended December 31, 2000, an increase of $64,000. This increase is primarily the result of the 2000 proxy contest, for which legal, professional and printing expenses totaling $67,000 were incurred.

      Income tax expense

      Income tax expense for the year ended December 31, 2000 was $115,000, corresponding to an effective tax rate of 32.5%. For the year ended December 31, 1999, income tax expense was $224,000 at an effective tax rate of 35.7%. The statutory tax rate is 34%. The Bank's dividends received deduction and use of a Massachusetts Security Corporation to hold its investment portfolio help to reduce the effective tax rate to a level that approximates the statutory rate.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

      General

      Net income increased $332,000, or 471.6%, to $403,000 for the year ended December 31, 1999 from $71,000 for the year ended December 31, 1998. As part of the Bank's stock conversion in December 1998, the Bank incurred a one-time expense of $259,000 as the result of the formation of the Massachusetts Co-operative Charitable Foundation. Excluding the effect of such one time expense, net income would have totaled $253,000 for 1998.
The increase in net income was primarily the result of increased interest income due to an increase in interest income from higher average balances of interest earning assets and a $213,000 increase in interest on investments. These increases in income were partially offset by a decrease in non-interest income of $190,000, which was mainly attributed to lower gains on the sale of loans for 1999, as the result of a decrease in loan sales due to management's determination to portfolio more one-four family loans, a $566,000 increase in interest expense as the result of increased federal home loan bank borrowings and a $215,000 increase in non-interest expense.

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

      Non-Interest Income

      Non-interest income decreased $190,000 to $543,000 for the year ended December 31, 1999 from $733,000 for the year ended December 31, 1998. This decrease in non-interest income was mainly attributed to a $123,000 decrease in gains on sale of loans. The decrease in gains on sold loans resulted from management's determination to portfolio a greater portion of its originated one-four family loans and as a result of an increase in consumer demand for adjustable rate loans. The increased percentage in portfolio loans originated contributed to greater net interest income which management believes will have a stabilizing effect on net income in future periods. Additionally the bank realized a $27,000 decrease in gain on sale of securities available for sale, a $10,000 decrease in customer service fees and $11,000 decrease in the Co-operative Central Bank Share Insurance Fund special dividend. Miscellaneous income also decreased $19,000 resulting from the bank receiving $28,000 in October of 1998 for the settlement of a legal action.

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

      Income Tax Expense

      Income tax expense increased $194,000 to $224,000 for the year ended December 31, 1999 as compared to $30,000 for the year ended December 31, 1998. This increase was primarily the result of a $527,000 increase in pre-tax income. The effective tax rate for the year ended December 31, 1999 approximated the statutory rate of 34%. In 1998, the effective tax rate was below the statutory rate due substantially to the dividends received deduction being a larger percentage of taxable income. The bank also utilized its security corporations to hold its investments, which resulted in a lower state tax rate.

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

      The primary investing activities of the Bank are the origination of residential one-to four-family mortgage loans, multi-family and commercial real estate loans, and, to a lesser extent, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturing of investment securities, deposit growth and the utilization of FHLB advances. During the years ended December 31, 2000 and 1999, the Bank's loan originations totaled $53.8 million and $76.1 million, respectively. For the years ended December 31, 2000 and 1999, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $15.6 million and $12.6 million, respectively. The Bank experienced a net increase in total deposits of $25.8 million and $6.3 million for the years ended December 31, 2000 and 1999, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 2000, the Bank had $13.6 million of outstanding FHLB borrowings and a borrowing capacity of $74.2 million.

      Outstanding commitments for all loans totaled $3.4 million at December 31, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2000 totaled $42.6 million. From December 31, 1999 to December 31, 2000, the Bank experienced a 78.6% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At December 31, 2000, the Bank exceeded all of its regulatory risk-based capital requirements. Its leverage (tier 1) capital level of $8.1 million, or 11.0% of risk-adjusted assets, is above the required level of $2.7 million, or 4.0%, and total risk-based capital of $8.9 million, or 12.1% of risk-adjusted assets, is above the required level of $5.3 million, or 8.0%. The Bank's capital-to-assets ratio at December 31, 2000, based on capital of $8.1 million, was 7.2%.

      The capital injection from the Conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and the expansion of facilities.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. Therefore, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138," Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

      In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. This new statement revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

                        Form of accountant letterhead

             Report of Independent Certified Public Accountants
             --------------------------------------------------

Board of Directors
Massachusetts Fincorp, Inc. and Subsidiaries

      We have audited the consolidated balance sheets of Massachusetts Fincorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Massachusetts Fincorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


Boston, Massachusetts
January 26, 2001


ITEM 7.  FINANCIAL STATEMENTS

                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS


                                                      December 31,
                                              ----------------------------
                                                  2000             1999
                                              ------------     -----------

ASSETS
Cash and due from banks                       $  2,098,449     $ 1,956,175
Federal funds sold                               3,420,685       1,124,762
                                              ----------------------------
      Total cash and cash equivalents            5,519,134       3,080,937

Securities available for sale                   15,039,257      12,068,593
Securities held to maturity, at cost               512,843         523,851
Federal Home Loan Bank Stock, at cost            1,131,500       1,096,500
Mortgage loans held for sale                     1,585,330         813,098

Loans                                           85,122,944      74,524,426
Less: allowance for loan losses                   (764,479)       (595,676)
                                              ----------------------------
      Loans, net                                84,358,465      73,928,750

Banking premises and equipment, net              4,080,332       3,825,086
Accrued interest receivable                        602,738         460,022
Due from Co-operative Central Bank                 242,850         242,850
Other assets                                       129,629         371,469
                                              ----------------------------

                                              $113,202,078     $96,411,156
                                              ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                      $ 89,121,397     $63,299,964
Federal Home Loan Bank borrowings               13,598,922      22,616,835
Mortgagors' escrow accounts                        381,111         439,155
Accrued expenses and other liabilities             420,100         433,229
                                              ----------------------------
      Total liabilities                        103,521,530      86,789,183
                                              ----------------------------

Commitments and contingencies                            -               -

Preferred stock, par value $.01 per share,
 500,000 shares authorized;
 no shares issued or outstanding                         -               -
Common stock par value $.01 per share,
 2,500,000 shares authorized;
 545,481 shares issued and outstanding               5,455           5,455
Treasury stock at cost, 36,150 shares
 at December 31, 2000                             (510,434)              -
Additional paid-in capital                       5,141,285       5,129,472
Unallocated ESOP shares                           (305,466)       (349,104)
Unearned stock awards                             (205,102)       (255,236)
Retained earnings                                5,644,812       5,406,346
Accumulated other comprehensive income             (90,002)       (314,960)
      Total Shareholders' equity                 9,680,548       9,621,973
                                              ----------------------------

                                              $113,202,078     $96,411,156
                                              ============================


The accompanying notes are an integral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                               Years Ended December 31,
                                                        --------------------------------------
                                                           2000          1999          1998
                                                        ----------    ----------    ----------

Interest and dividend income:
  Interest and fees on loans                            $6,860,438    $5,234,966    $4,070,807
  Interest on investments                                  848,173       658,117       445,330
  Dividends on investments                                 165,911       115,654        69,222
  Interest on Federal funds sold                           160,192        60,479        93,071
                                                        --------------------------------------
      Total interest and dividend income                 8,034,714     6,069,216     4,678,430
                                                        --------------------------------------

Interest expense:
  Interest on deposit accounts                           3,472,416     2,207,757     2,181,351
  Interest on borrowed funds                             1,185,603       798,357       259,189
                                                        --------------------------------------
  Total interest expense                                 4,658,019     3,006,114     2,440,540
                                                        --------------------------------------
Net interest income                                      3,376,695     3,063,102     2,237,890
Provision for loan losses                                   57,956       (18,810)       87,413
                                                        --------------------------------------
Net interest income, after provision for
 loan losses                                             3,318,739     3,081,912     2,150,477
                                                        --------------------------------------

Non-interest income:
  Customer service fees                                    148,720       145,529       155,275
  Loan fees and gain on sale of loans and
   loan servicing rights                                   134,182       299,237       422,539
  Net (loss) gain on sales of securities available
   for sale                                                 (7,719)        8,616        35,446
  Net loss on sale of other real estate owned               (9,228)            -             -
  Co-operative Central Bank Share Insurance
   Fund special dividend                                    24,643        24,600        36,075
  Miscellaneous                                            106,836        64,887        83,557
                                                        --------------------------------------
      Total non-interest income                            397,434       542,869       732,892
                                                        --------------------------------------

Non-interest expense:
  Salaries and employee benefits                         1,888,837     1,674,385     1,435,175
  Occupancy and equipment                                  478,346       380,803       320,715
  Data processing                                          183,759       189,977       148,595
  Contributions                                              2,700         7,653       268,436
  Other general and administrative                         808,995       744,966       610,222
                                                        --------------------------------------
      Total non-interest expense                         3,362,637     2,997,784     2,783,143
                                                        --------------------------------------
Income before income tax provision                         353,536       626,997       100,226
Income tax provision                                       115,070       223,996        29,719
                                                        --------------------------------------
Net income                                              $  238,466    $  403,001    $   70,507
                                                        ======================================

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
   arising during the period                               217,239      (308,419)      (16,139)
Less: reclassification adjustment for losses (gains)
 included in net income                                      7,719        (8,616)      (35,466)
                                                        --------------------------------------
Other comprehensive income (loss), net of tax              224,958      (317,035)      (51,605)
                                                        --------------------------------------
Comprehensive income                                    $  463,424    $   85,966    $   18,902
                                                        ======================================

Earnings Per Share:
  Basic                                                 $     0.48    $     0.79            NM
  Diluted                                               $     0.47    $     0.79            NM

Weighted Average Shares Outstanding:
  Basic                                                    500,030       508,389            NM
  Diluted                                                  505,590       508,389            NM


The accompanying notes are an integral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                Years Ended December 31, 2000, 1999 and 1998


                                                                                                         Accumulated
                                                         Additional              Unallocated  Unearned      Other
                                       Common Treasury    Paid-in     Retained      ESOP        Stock   Comprehensive
                                       Stock    Stock     Capital     Earnings     Shares      Awards   Income(Loss)     Total
                                       ------ --------   ----------   --------   -----------  --------  -------------    -----

Balance at December 31, 1997           $    - $       -  $        -  $4,932,838   $       -   $       -   $  53,680   $ 4,986,518
Stock issued pursant to initial
 common stock offering                  4,759         -   4,753,921           -           -           -           -     4,758,680
Issuance of 25,975 shares of
 common stock to the Massachusetts
 Charitable Foundation                    260         -     259,490           -           -           -           -       259,750
Common Stock accquired by ESOP            436         -     435,944           -    (436,380)          -           -             -
Allocation of ESOP shares                   -         -           -           -      43,638           -           -        43,638
Expenses incurred for initial public
 offering                                   -         -    (564,278)                                                     (564,278)
Net income for the year ended
 December 31, 1998                          -         -           -      70,507           -           -           -        70,507
Other comprehensive income, net of tax      -         -           -           -           -           -     (51,605)      (51,605)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1998            5,455         -   4,885,077   5,003,345    (392,742)          -       2,075     9,503,210
Expenses incurred for initial public
 offering                                   -         -     (22,360)          -           -           -           -       (22,360)
Unearned stock awards (21,815 shares)       -         -     261,780           -           -    (261,780)          -             -
Stock awards amortization                   -         -           -           -           -       6,544           -         6,544
Allocation of ESOP shares                   -         -       4,975           -      43,638           -           -        48,613
Net income for the year ended
 December 31, 1999                          -         -           -     403,001           -           -           -       403,001
Other comprehensive income, net of tax      -         -           -           -           -           -    (317,035)     (317,035)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1999            5,455         -   5,129,472   5,406,346    (349,104)   (255,236)   (314,960)    9,621,973
Stock awards amortization                   -         -           -           -           -      50,134           -        50,134
Purchase of treasury stock                  -  (510,434)          -           -           -           -           -      (510,434)
Allocation of ESOP shares                   -         -      11,813           -      43,638                                55,451
Net income for the year ended
 December 31, 2000                          -         -           -     238,466           -           -           -       238,466
Other comprehensive income, net of tax      -         -           -           -           -           -     224,958       224,958
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2000           $5,455 $(510,434) $5,141,285  $5,644,812   $(305,466)  $(205,102)  $ (90,002)  $ 9,680,548
                                       ==========================================================================================


The accompanying notes are an intregral part of these consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended December 31,
                                                                  --------------------------------------------
                                                                      2000              1999              1998
                                                                      ----              ----              ----

Cash flow activities:
  Net income                                                      $    238,466      $    403,001      $     70,507
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision (credit) for loan losses                                  57,956           (18,810)           87,413
    ESOP compensation expense                                           55,451            48,613                 -
    Stock awards expense                                                50,134             6,544                 -
    Depreciation and amortization expense                              257,548           173,690           133,847
    Net loss (gain) on sales of securities available for sale            7,719            (8,616)          (35,446)
    Net loss on sale of foreclosed real estate                          (9,228)                -                 -
    Loans originated for sale                                      (17,478,429)      (26,141,543)      (45,782,028)
    Principal balance on loans sold                                 16,706,197        31,664,110        45,877,138
    Amortization of deferred loan fees                                (145,229)          (86,185)          (36,127)
    Amortization of investment securities, net of accretion             21,326            36,821            27,547
    Increase in accrued interest receivable                           (142,716)         (109,968)          (27,798)
    Decrease (increase) in other assets                                 42,744            11,271          (120,191)
    Deferred tax (benefit) provision                                    45,000           124,000          (102,000)
    Decrease in accrued expenses and other liabilities                 (13,129)         (200,048)         (356,123)
                                                                  ------------------------------------------------

      Net cash (used) provided by operating activities                (306,190)        5,902,880          (263,261)
                                                                  ------------------------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                         (4,999,404)       (7,256,972)       (7,452,433)
  Purchase of securities held to maturity                                    -                 -          (860,041)
  Proceeds from maturities of securities available for sale          1,180,693                 -           500,000
  Proceeds from maturities of securities held to maturity                    -           770,000         1,504,749
  Proceeds from sales and calls of securities available
   for sale                                                            752,237         1,744,817         2,480,076
  Proceeds from calls of securities held to maturity                         -                 -         1,000,000
  Purchase of Federal Home Loan Bank stock                             (35,000)         (333,700)                -
  Principal payments received on mortgage-backed and
   asset backed securities                                             466,055           286,614                 -
  Loan (originations)/ principal payments, net                     (10,342,442)      (22,547,082)       (6,941,651)
  Purchase of banking premises and equipment                          (512,794)       (2,792,317)         (146,215)
                                                                  ------------------------------------------------

      Net cash used by investing activities                        (13,490,655)      (30,128,640)       (9,915,515)
                                                                  ------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of stock, net expenses                                  -                 -         4,890,532
  Net increase in deposits                                          25,821,433         6,307,164        14,325,058
  Net (decrease) increase in Federal Home Loan Bank
   advances with maturities less than three months                    (687,000)           68,000           619,000
  Federal Home Loan Bank advances with maturities
   in excess of three months                                        19,700,000        51,027,563         1,592,483
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                       (28,030,913)      (32,689,617)      (10,241,818)
  Net (decrease) increase in mortgagor's escrow accounts               (58,044)          146,211           (29,576)
  Acquisition of treasury stock                                       (510,434)                -                 -
  IPO expenses                                                               -           (22,360)                -
                                                                  ------------------------------------------------

      Net cash provided by financing activities                     16,235,042        24,836,961        11,155,679
                                                                  ------------------------------------------------

Net change in cash and cash equivalents                              2,438,197           611,201           976,903

Cash and cash equivalents at beginning of year                        3,080,937        2,469,736         1,492,833
                                                                  ------------------------------------------------

Cash and cash equivalents at end of year                          $   5,519,134     $  3,080,937      $  2,469,736
                                                                  ================================================

Supplementary Information
  Interest paid on deposit accounts                               $   3,460,626     $  2,207,757      $   2,181,351
  Interest paid on borrowed funds                                     1,204,728          711,170            256,721
  Income tax payments (refunds), net                                     80,912          112,500            153,542


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

The Bank is a community-oriented co-operative bank organized in 1908 as The Massachusetts Co-operative Bank. The Bank's principal business consists of accepting deposits from the general public in the areas surrounding its three full-service banking offices and generating mortgage loans secured by one-to-four family residences and multi-family and commercial real estate. The bank also originates fixed rate residential mortgage loans for sale on the secondary market. The Bank operates through three full-service banking offices located in the greater Boston metropolitan area.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the deferred tax asset valuation reserve.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB"). As such, it is required to invest in $100 par value stock of the FHLB in an amount equal to the greater of one percent of assets secured by residential housing or five percent of outstanding advances. If the stock is redeemed the Company would receive from the FHLB an amount equal to the par value of the stock.

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

The allowance is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Additionally, regulatory agencies review the allowance for loan losses as part of their examination process. Such agencies may require adjustments to the allowance based on judgements, which may be different from those of management.

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion No. 25 ("Opinion 25"). However, SFAS No. 123 did not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (1) to continue to use the intrinsic value based method under Opinion 25 or (2) to adopt the SFAS No. 123 fair value based method. SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. For entities not adopting the SFAS No. 123 fair value based method, SFAS No. 123 requires the entity to display in the footnotes to the financial statements proforma net earnings and earnings per share information as if the fair value based
method had been adopted.   The Company accounts for stock-based
compensation under the intrinsic value based method under Opinion 25, as allowed by SFAS No. 123, and includes presentation of the required proforma disclosures in the notes to the consolidated financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding while unallocated ESOP shares are not considered outstanding (see Note J). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per common share have been computed based on the following:


                                                                   Years ended December 31,
                                                               ---------------------------------
                                                                 2000         1999        1998
                                                                 ----         ----        ----

      Net income applicable to common stock                    $238,466     $403,001     $70,507
                                                               =================================

      Weighted average number of common shares outstanding      531,294      543,299          NM
      Less: weighted average unallocated ESOP shares            (32,183)     (34,910)         NM
      Add: weighted average vested stock awards not issued          919            -           -
                                                               ---------------------------------
      Average number of common shares outstanding used
       to calculate basic earings per share                     500,030      508,389          NM
                                                               ---------------------------------

      Effect of dilutive options                                  3,417            -           -
      Effect of dilutive unvested stock awards                    2,143            -           -
                                                               ---------------------------------
      Average number of common shares outstanding used
       to calculate diluted earnings per share                  505,590      508,389          NM
                                                               =================================


Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138," Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. This new statement revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

NOTE B - SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:


                                                                  December 31, 2000
                                              ---------------------------------------------------------
                                                                Gross          Gross
                                               Amortized      Unrealized     Unrealized
                                                 Cost           Gains          Losses       Fair Value
                                               ---------      ----------     ----------     ----------

Securities Available for Sale
  Debt securities:
    U.S. Government and federal agency        $ 2,075,000      $ 2,405       $       -      $ 2,077,405
    Corporate                                   5,197,863       13,803        (104,774)       5,106,892
    Mortgage-backed                             6,289,400        5,365         (34,283)       6,260,482
                                              ---------------------------------------------------------
    Total debt securitites                     13,562,263       21,573        (139,057)      13,444,779
    Marketable equity securities                1,632,168       72,593        (110,283)       1,594,478
                                              ---------------------------------------------------------
      Total securities available for sale     $15,194,431      $94,166       $(249,340)     $15,039,257
                                              =========================================================

Securitites Held to Maturity
  Corporate                                   $   512,843      $     -       $     (48)     $   512,795
                                              =========================================================


                                                                  December 31, 1999
                                              ---------------------------------------------------------
                                                                Gross          Gross
                                               Amortized      Unrealized     Unrealized
                                                 Cost           Gains          Losses       Fair Value
                                               ---------      ----------     ----------     ----------

Securities Available for Sale
  Debt securities:
    U.S. Government and federal agency        $   898,550      $     -       $ (24,204)     $   874,346
    Corporate                                   4,572,878            -         (87,034)       4,485,844
    Mortgage-backed                             5,828,683       16,680        (248,078)       5,597,285
                                              ---------------------------------------------------------
    Total debt securitites                     11,300,111       16,680        (359,316)      10,957,475
    Marketable equity securities                1,311,938       27,548        (228,368)       1,111,118
                                              ---------------------------------------------------------
      Total securities available for sale     $12,612,049      $44,228       $(587,684)     $12,068,593
                                              =========================================================

Securitites Held to Maturity
  Corporate                                   $   523,851      $     -       $ (10,311)     $   513,540
                                              =========================================================


The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:


                                                     December 31, 2000
                                   ------------------------------------------------------
                                       Available for Sale             Held to Maturity
                                   ---------------------------     ----------------------
                                    Amortized         Fair         Amortized       Fair
                                      Cost            Value          Cost         Value
                                    ---------         -----        ---------      -----

Within 1 year                      $ 1,436,653     $ 1,437,200     $      -      $      -
Over 1 year through 5 years          1,830,372       1,842,267      512,843       512,795
After 5 years through 10 years       1,575,000       1,575,000            -             -
After 10 years                       2,430,838       2,329,830            -             -
                                   ------------------------------------------------------
                                     7,272,863       7,184,297      512,843       512,795

Mortgage-backed securities           6,289,400       6,260,482            -             -
                                   ------------------------------------------------------

Total Securities                   $13,562,263     $13,444,779     $512,843      $512,795
                                   ======================================================


Sales of securities available for sale are summarized as follows:


                                   Years ended December 31,
                            --------------------------------------
                              2000          1999           1998
                              ----          ----           ----

Proceeds from sales         $252,237     $1,744,817     $4,756,639
Gross gains from sales             -          8,616         75,734
Gross losses from sales        7,719              -         40,288


NOTE C - LOANS

A summary of the balances of loans by type follows:


                                                December 31,
                                         ---------------------------
                                            2000            1999
                                            ----            ----

Real estate mortgage loans:
  Adjustable rate                        $54,263,839     $43,315,837
  Fixed rate                              20,878,422      22,338,500
  Construction loans                      10,717,956      11,787,987
  Equity lines of credit                     919,501         260,139
                                         ---------------------------
                                          86,779,718      77,702,463

Less: Net deferred loan fees                 180,841          35,547
      Unadvanced loan funds               (3,696,590)     (2,674,271)
                                         ---------------------------
      Net real estate mortgage loans      83,263,969      75,063,739
                                         ---------------------------

Other loans:
  Personal                                 3,368,528         208,672
  Unsecured                                   31,065          23,712
  Collateral                                  44,712          41,401
                                         ---------------------------
      Total other loans                    3,444,305         273,785
                                         ---------------------------

      Total loans                         86,708,274      75,337,524

Less: Allowance for loan losses             (764,479)       (595,676)
      Mortgage loans held for sale        (1,585,330)       (813,098)
                                         ---------------------------

     Loans, net                          $84,358,465     $73,928,750
                                         ===========================


Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal of mortgage loans serviced for others was $3,102,000 and $3,717,000 at December 31, 2000 and 1999, respectively. All loans serviced for others were sold without recourse provisions.

An analysis of the allowance for loan losses follows:


                                            Years ended December 31,
                                       ----------------------------------
                                         2000         1999         1998
                                         ----         ----         ----

Balance at beginning of year           $595,676     $524,924     $349,404
Provision (credit) for loan losses       57,956      (18,810)      87,413
Recoveries                              122,613       89,775       89,121
Loans charged-off                       (11,766)        (213)      (1,014)
                                       ----------------------------------

Balance at end of year                 $764,479     $595,676     $524,924
                                       ==================================


At December 31, 2000 and 1999, the recorded investment in impaired loans totaled $0 and $540,408 respectively, for which there was no valuation allowance.

No additional funds were committed to be advanced in connection with impaired loans.

For the years ended December 31, 2000, 1999, and 1998 the average recorded investment in impaired loans amounted to $0, $535,352, and $214,890, respectively. Interest income recognized on impaired loans was $0, $57,298, and $19,978 for the years ended December 31, 2000, 1999 and 1998, respectively. All impaired loans are real estate mortgages for the years ended December 31, 2000, 1999 and 1998.

Non-accrual loans totaled $0 and $91,729 at December 31, 2000 and 1999, respectively. If interest payments on all non-accrual loans for the years ended December 31, 2000, 1999 and 1998 had been made in accordance with original loan agreements, interest income of approximately $0, $3,000 and $8,000 would have been recognized on loans compared to interest income actually recognized of approximately zero, for all three years.

NOTE D - FORECLOSED REAL ESTATE

Foreclosed real estate expenses (income) include the following:


                                                         Years ended December 31,
                                                       ----------------------------
                                                        2000       1999       1998
                                                        ----       ----       ----

Loss on sale of foreclosed real estate, net            $9,228     $    -     $    -
Operating expenses, net of rental income                    -          -          -
                                                       ----------------------------

Net expense (recovery) from foreclosed real estate     $9,228     $    -     $    -
                                                       ============================


NOTE E - BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises, leasehold improvements and equipment and their estimated useful lives is as follows:


                                                Years ended December 31,
                                               --------------------------      Estimated
                                                  2000            1999        Useful Lives
                                                  ----            ----        ------------

Banking Premises:
  Land                                         $ 1,010,880     $  867,374
  Building and leasehold improvements            2,708,083      2,502,143     10 - 40 years
  Equipment                                      1,594,173      1,430,824      3 - 10 years
                                               --------------------------
                                                 5,313,136      4,800,341

Less: accumulated depreciation
 and amortization                               (1,232,804)      (975,255)
                                               --------------------------

Net banking premises                           $ 4,080,332     $3,825,086
                                               ==========================


Total depreciation and amortization expense amounted to $257,548, $173,690 and $133,847 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE F - DEPOSITS

A summary of deposit balances, by type, is as follows:


                                                 December 31,
                                          ---------------------------
                                             2000            1999
                                             ----            ----

Demand                                    $ 7,013,505     $ 4,014,324
NOW                                        24,502,611      14,315,846
Money market accounts                          53,646          90,891
Regular and other savings                  12,094,492       9,690,659
                                          ---------------------------
      Total non-certificate accounts       43,664,254      28,111,720
                                          ---------------------------

Term certificates of $100,000 or more      14,109,970      11,717,423
Term certificates less than $100,000       31,347,173      23,470,821
                                          ---------------------------
      Total term certificates              45,457,143      35,188,244
                                          ---------------------------

      Total deposits                      $89,121,397     $63,299,964
                                          ===========================


Interest expense on deposit balances is summarized as follows.


                                      Years ended December 31,
                              ----------------------------------------
                                 2000           1999           1998
                                 ----           ----           ----

Regular and other savings     $  225,091     $  196,951     $  191,062
NOW                              849,076        476,758        488,038
Money market accounts              2,455          6,433         21,175
Term certificates              2,395,794      1,527,615      1,481,076
                              ----------------------------------------

                              $3,472,416     $2,207,757     $2,181,351
                              ========================================


A summary of term certificates by maturity is as follows:


                                                 December 31,
                             -----------------------------------------------------
                                       2000                         1999
                             ------------------------     ------------------------
                                             Weighted                     Weighted
                                             Average                      Average
                               Amount          Rate         Amount          Rate
                               ------        --------       ------        --------

Within 1 year                $42,643,505       6.0%       $28,490,759       5.1%
Over 1 year to 2 years         2,148,253       6.2%         6,584,863       5.6%
Over 2 years to 3 years          658,089       5.8%            46,241       5.2%
Over 3 years to 4 years                -         -             66,381       4.8%
Over 4 years                       7,296       4.7%                 -         -
                             -----------                  -----------

Total Term Certificates      $45,457,143       6.0%       $35,188,244       5.2%
                             ===========                  ===========


The Federal Reserve Bank requires that the Bank maintain average reserve balances. The average amount of these reserve balances for the year ended December 31, 2000 was approximately $773,610.

NOTE G - FEDERAL HOME LOAN BANK BORROWINGS


A summary of borrowed funds consisting of advances from the Federal Home Loan Bank of Boston, by maturity, is as follows:


                                                 December 31,
                             -----------------------------------------------------
                                       2000                         1999
                             ------------------------     ------------------------
                                             Weighted                     Weighted
                                             Average                      Average
                               Amount          Rate         Amount          Rate
                               ------        --------       ------        --------

Within 1 year                $12,500,000       6.85%      $14,000,000       5.63%
Over 1 year to 3 years         1,021,515       5.63%        2,345,045       6.69%
Over 3 years to 5 years                -          -                 -          -
Over 5 years                      77,407       4.00%        5,584,790       5.09%
Overnight line of credit               -          -           687,000       5.29%
                             -----------                  -----------

      Total borrowings       $13,598,922                  $22,616,835
                             ===========                  ===========


Advances from the FHLB consist of short and long-term borrowings that are secured by a blanket lien on qualified collateral (as defined in the FHLB credit policy) and FHLB stock held. Qualified collateral includes but is not limited to first mortgage loans on residential property and U.S. Government and federal agency securities. Based upon qualified collateral held, the Bank has a total borrowing capacity of $74 million as of December 31, 2000. Included in this borrowing capacity is a line of credit amounting to $4,300,000 by which the Bank may overdraw its deposit accounts at the FHLB. The Bank has an equity investment in the FHLB that cannot be liquidated as long as any borrowings with the FHLB are outstanding.

NOTE H - INCOME TAXES

Allocation of Federal and state income taxes between current and deferred portions, is as follows:


                                           Years ended December 31,
                                      -----------------------------------
                                        2000         1999         1998
                                        ----         ----         ----

Current tax provision:
  Federal                             $ 55,000     $ 83,000     $ 105,000
  State                                 15,000       17,000        27,000
                                      -----------------------------------
                                        70,000      100,000       132,000
                                      -----------------------------------

Deferred tax provision (benefit):
  Federal                               46,000      121,000       (82,000)
  State                                 (1,000)      13,000       (20,000)
  Change in valuation reserve                -      (10,000)            -
                                      -----------------------------------
                                        45,000      124,000      (102,000)
                                      -----------------------------------

                                      $115,000     $224,000     $  30,000
                                      ===================================


The reasons for the differences between the effective tax rates and the statutory federal income tax rate are summarized as follows:


                                               Years ended December 31,
                                              ----------------------------
                                              2000        1999        1998
                                              ----        ----        ----

Tax provision at statutory rate               34.0%     34.0%      34.0%
Increase (decrease) resulting from:
  State taxes, net of Federal tax benefit      2.6       2.9        4.9
  Change in valuation reserve                    -      (1.6)         -
  Dividend received deduction                 (5.4)     (2.1)     (11.0)
  Tax credits                                    -         -          -
  Other, net                                   1.2       2.5        1.8
                                              -------------------------

Effective tax rates                           32.4%     35.7%      29.7%
                                              =========================


The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                       December 31,
                                                           -------------------------------------
                                                             2000          1999          1998
                                                             ----          ----          ----

Deferred tax asset:
  Allowance for loan losses                                $ 103,000     $  29,000     $ 168,000
  Net unrealized loss on securities available for sale       288,000       223,000             -
  Depreciation                                                     -             -         6,000
  Net deferred loan fees                                           -             -         8,000
  Other tax loss carryovers                                  101,000        99,000       110,000
                                                           -------------------------------------
                                                             492,000       351,000       292,000
  Valuation reserve                                          (99,000)      (99,000)     (109,000)
                                                           -------------------------------------
      Total deferred tax asset                               393,000       252,000       183,000

Deferred tax liability:
  Environmental expenditures                                (116,000)      (67,000)            -
  Net deferred loan costs                                    (87,000)      (27,000)            -
  Depreciation                                               (15,000)       (3,000)            -
  Net unrealized gain on securities available for sale             -             -        (1,000)
  Other                                                       (7,000)       (7,000)       (3,000)
                                                           -------------------------------------
      Total deferred tax liability                          (225,000)     (104,000)       (4,000)

Net deferred tax asset                                     $ 168,000     $ 148,000    $  179,000
                                                           =====================================


The valuation reserve decreased by $10,000 in fiscal year 1999. The decrease was a result of the utilization of previously unrecorded tax benefits that were used to offset current year's taxable income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, it must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company and Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the tables.


                                                                         Minimum To Be Well
                                                                         Capitalized Under
                                                 Minumum for Capital     Prompt Corrective
                                Actual           Adequacy Purposes       Action Provisions
                           -----------------     -------------------     ------------------
                           Amount      Ratio      Amount     Ratio       Amount     Ratio
                           ------      -----      ------     -----       ------     -----
                                                (Dollars in Thousands)

December 31, 2000
Total Capital to Risk
  Weighted Assets
    Bank                   $ 8,868     13.3%      $5,343     >= 8%       $6,679     >= 10%
    Consolidated           $10,536     15.8%      $5,343     >= 8%           NA

Tier 1 Capital to Risk
  Weighted Assets
    Bank                   $ 8,103     12.1%      $2,672     >= 4%       $4,007     >=  6%
    Consolidated           $ 9,771     14.6%      $2,672     >= 4%           NA

Tier 1 Capital to
  Average Assets
    Bank                   $ 8,103      7.2%      $4,496     >= 4%       $5,620    >=  5%
    Consolidated           $ 9,771      9.0%      $4,331     >= 4%           NA

December 31, 1999
Total Capital to Risk
  Weighted Assets
    Bank                   $ 8,245     13.3%      $4,972     >= 8%       $6,215    >= 10%
    Consolidated           $10,533     16.9%      $4,972     >= 8%           NA

Tier 1 Capital to Risk
  Weighted Assets
    Bank                   $ 7,650     12.3%      $2,486     >= 4%       $3,729    >=  6%
    Consolidated           $ 9,937      7.9%      $2,486     >= 4%           NA

Tier 1 Capital to
  Average Assets
    Bank                   $ 7,650      7.9%      $3,896     >= 4%       $4,870    >=  5%
    Consolidated           $ 9,937     10.0%      $3,962     >= 4%           NA


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

The plan is a multiemployer plan whereby the contributions by each Company are not restricted to provide benefits for employees of the contributing Company. Total pension expense amounted to $119,820, $111,551 and $136,360 for the years ended December 31, 2000, 1999, and 1998, respectively.

In addition to the defined benefit plan, the Company adopted a Section 401(k) plan that provides for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. The Company matched the employee's voluntary contribution up to five percent of their compensation during 1998 and made no contributions in 2000 or in 1999. Contributions made by the Company amounted to $52,165 for the year ended December 31, 1998.

Employee Stock Ownership Plan

On December 22, 1998, the Company's ESOP purchased 43,638 shares of common stock for $436,380. These funds were obtained by the ESOP through a loan from MCB Funding. Annual payments are approximately $59,803 including interest at 7.5%. The Company's contributions are the primary source of funds for repayment of the loan. Interest expense incurred on the ESOP debt totaled $26,955, $29,249 and $834 for the years ended December 31, 2000, 1999 and 1998 respectively. Compensation expenses related to the ESOP amounted to $55,451, $48,613 and $43,638 for 2000, 1999 and 1998
respectively. This included contributions in excess of amounts required to service the ESOP debt of $11,813, $4,975 and $16,000 for 2000, 1999 and
1998 respectively. There were no dividend payments on unallocated shares. The shares held by the ESOP are as follows:


                               December 31,
                             -----------------
                              2000       1999
                              ----       ----

Allocated shares             13,091      8,728
Unallocated shares           30,547     34,910

                             -----------------
      Total ESOP Shares      43,638     43,638
                             =================


The fair value of unallocated shares at December 31, 2000, 1999 and 1998 was $400,929 $392,738 and $392,740 respectively.

Stock - Based Incentive Plan

On December 21, 1999 the Company established a Stock-Based Incentive Plan which may grant Non-Statutory Stock Options, Incentive Stock Options, and Stock Awards to eligible individuals. All employees and outside directors are eligible under the Plan. The maximum number of shares reserved for awards under the Plan is 76,367 of which 54,548 is reserved for the exercise of options and 21,819 is reserved for stock awards. During 1999 the Company awarded 21,815 shares with an estimated market value of $267,780 which will vest over a five-year period. During 2000, 3,431 shares were forfeited by terminated employees and 3,435 shares were awarded to new directors and employees. The Company recorded compensation expense in connection with the stock awards of $50,133 and $6,545 during 2000 and 1999 respectively. Stock options entitle the holder to purchase one share of the Company's common stock at the exercise price which is the value on the date of the grant. Options granted to certain employees and directors of the Company have a five year vesting period and will expire ten years from the date of grant. During 1999 the Company granted 51,537 options to acquire the same number of shares at a price of $12.00. During 2000 options of 8,805 were forfeited and 11,316 were granted.

On a proforma basis, had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards made under the plan, consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced as follows:


                                               Years Ended
                                              December 31,
                                          ---------------------
                                            2000         1999
                                            ----         ----

Net income             As reported        $238,466     $403,001
                       Proforma            202,613      389,299

Earnings per share     As reported        $   0.48     $   0.79
                       Proforma           $   0.41     $   0.77

Earnings per share     As reported        $   0.47     $   0.79
 assuming dilution     Proforma           $   0.40     $   0.77


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                    Years Ended
                                   December 31,
                                -------------------
                                 2000        1999
                                 ----        ----

Dividend yield                      N/A         N/A

Expected life                   6 years     6 years

Expected volatility              28.80%      24.27%

Risk-free interest rate           6.20%       5.97%


A summary of the status of the Company's stock option plan is presented below:


                                             December 31, 2000        December 31,1999
                                           --------------------     --------------------
                                                       Weighted                 Weighted
                                                       Average                  Average
                                                       Exercise                 Exercise
                                           Options      Price       Options      Price
                                           -------     --------     -------     --------

Outstanding at beginning of year           51,537      $12.00            -      $    -

Granted                                    11,316       12.41       51,537       12.00

Exercised                                       -           -            -           -

Forfeited                                  (8,305)      12.00            -           -
                                           ------                   ------
Outstanding at end of year                 54,548      $12.08       51,537      $12.00
                                           ------                   ------

Options exercisable at year end             8,647      $12.00            -           -

Weighted-average fair value of options
 granted during the year                   $ 6.88                   $ 5.69


      As of December 31, 2000 the range of exercise prices for options outstanding is $12.00 to $12.50 and the weighted average remaining contractual life is 9.01 years

NOTE K - COMMITMENTS AND CONTINGENCIES

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

At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                  2000           1999
                                                  ----           ----

Commitments to grant loans                     $2,769,237     $5,071,000
Unadvanced funds on equity lines of credit        632,549        347,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Funds disbursed under these financial instruments are collateralized by real estate. Commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. At December 31, 2000 and 1999, the Company had commitments to sell loans of $1,585,330 and $813,098, respectively. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to the investors. Loans are sold without recourse and, accordingly, risks arise principally from movements in interest rates.

Operating Lease Commitments

The Company's future minimum rent commitments pursuant to the terms of noncancelable lease agreements in effect at December 31, 2000 are not significant. Rent expense was $27,060, $52,269, and $43,193 for the years ended December 31, 2000, 1999 and 1998, respectively.

Bond Downgrade

Included in the Company's "available for sale" Investment portfolio is a bond issued by Southern California Edison payable June 15, 2003 that was downgraded in January 2001 due to default. The bond was rated "A" at the time of purchase. The par value of the bond is $75,000 with accrued interest in the amount of $208 at December 31, 2000. As of December 31, 2000, management believes that there is not sufficient information to determine if the unrealized loss on this bond is other than temporary.

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

NOTE L - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates, generally at the same prevailing terms as those of other borrowers. A summary of related party activity follows:


                                 Years ended December 31,
                                 ------------------------
                                    2000         1999
                                    ----         ----

Balance at beginning of year      $119,008     $ 336,128
Loans made/advanced                      -             -
Repayments                         (26,538)     (217,120)

                                  ----------------------

Balance at end of year            $ 92,470     $ 119,008
                                  ======================


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

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying values and estimated fair values of the Company's significant financial and non-financial instruments as of the dates indicated:


                                                 December 31, 2000               December 31, 1999
                                            ---------------------------     ---------------------------
                                             Carrying        Estimated       Carrying        Estimated
                                               Value        Fair Value         Value        Fair Value
                                             --------       ----------       --------       -----------

Financial Assest
  Cash and due from banks                   $ 2,098,449     $ 2,098,449     $ 1,956,175     $ 1,956,175
  Federal funds sold                          3,420,685       3,420,685       1,124,762       1,124,762
  Securities                                 15,707,274      15,552,100      13,135,902      12,592,444
  Federal Home Loan Bank Stock, at cost       1,131,500       1,131,500       1,096,500       1,096,500
  Loans, net                                 85,943,795      86,153,624      74,741,848      74,243,000
  Accrued interest receivable                   602,738         602,738         460,022         460,022

Financial Liabilities:
  Demand, NOW, savings and money
   market deposit accounts                   43,664,254      43,664,254      28,111,720      28,111,720
  Term certificates of deposit               45,457,143      45,585,127      35,188,244      35,315,068
  Borrowed funds                             13,598,922      13,738,719      22,616,835      21,988,810


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

NOTE O - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Condensed parent company financial statements are as follows:


                         Massachusetts Fincorp, Inc.

                               BALANCE SHEETS


                                                           December 31,
                                                     -------------------------
                                                        2000           1999
                                                        ----           ----

Assets:
  Cash and due from banks                            $  932,825     $1,668,183
  Investment in subsidiaries, at equity               8,790,364      8,141,756
  Other assets                                           12,633          6,562
                                                     -------------------------
      Total assets                                   $9,735,822     $9,816,501
                                                     =========================

Liabilities and shareholders' equity:
  Accrued taxes                                      $ (305,148)    $ (162,357)
  Accounts payable                                       54,956          7,780
                                                     -------------------------
      Total liabilities                                (250,192)      (154,577)
                                                     -------------------------
Total shareholders' equity                            9,986,014      9,971,078
                                                     -------------------------
      Total liabilities and shareholders' equity     $9,735,822     $9,816,501
                                                     =========================


      The Company's consolidated shareholders' equity is less than amounts presented above because of the elimination effect of the ESOP shares.


                         Massachusetts Fincorp, Inc.

                            STATEMENTS OF INCOME


                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2000          1999
                                                                            ----          ----

Operating expenses:
  Directors fees                                                          $  26,550     $  18,000
  Salaries                                                                   21,300        23,000
  Other general and administrative                                          206,425        88,873
  Contributions                                                                   -             -
  Miscellaneous expense                                                      33,680        15,322
                                                                          -----------------------
      Total operaing expenses                                               287,955       145,195
                                                                          -----------------------
Loss before income tax benefit and equity in earnings of subsidiaries      (287,955)     (145,195)
Income tax provisions (benefit)                                             (95,335)      (31,550)
Equity in earnings of subsidiaries                                          431,086       516,646
                                                                          -----------------------
Net Income                                                                $ 238,466     $ 403,001
                                                                          =======================


                         Massachusetts Fincorp, Inc.

                           STATEMENTS OF CASHFLOW


                                                         Years Ended December 31,
                                                         -------------------------
                                                            2000           1999
                                                            ----           ----

Cash flow from operating activities:
  Net income                                             $  238,466     $  403,001
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Stock awards expense                                     50,133          6,545
    Increase in other assets                                 (6,562)        (6,562)
    Decrease in other liabilities                           (85,457)       (85,457)
    Equity in undistributed earnings of subsidiaries       (920,970)      (516,646)
                                                         -------------------------

      Net cash used for operating activities               (724,390)      (199,119)
                                                         -------------------------

Cash flows from financing activities:
  Payments for IPO cost                                     (10,968)       (10,968)
                                                         -------------------------

  Net cash used for investing activities                    (10,968)       (10,968)
                                                         -------------------------

Net decrease in cash equivalents                           (735,358)      (210,087)
                                                         -------------------------

Cash and cash equilivalents at beginning of year          1,668,183      1,878,270
                                                         -------------------------

Cash and cash equivalents at end of year                 $  932,825     $1,668,183
                                                         =========================


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001, on pages 4 through 8. Information concerning Executive Officers who are not directors is contained in Part I of this report.

ITEM 10.   EXECUTIVE COMPENSATION

      The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 on pages 8 through 12.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001, on pages 4 and 6 through 7.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001, on page 13.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) 1.     Financial Statements

           The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

      -     Independent Auditors' Reports
      -     Consolidated Balance Sheets as of December 31, 2000 and 1999
      - Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998
      - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
      - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
      -     Notes to Consolidated Financial Statements

(a) 2.     Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b) 2.     Reports on Form 8-K filed during the last quarter of 2000

      * On November 17, 2000, the Company filed a Form 8-K announcing their intention to repurchase up to 5% of its outstanding shares in the open market over the next six months, commencing on or after November 21, 2000 and the enhancements of its strategic plan. The press release making this announcement was filed by exhibit.

(c)    Exhibits Required by Securities and Exchange Commission Regulation
       S-K

Exhibit
Number

2.1     Plan of Conversion of The Massachusetts Co-operative Bank (1)
3.1     Certificate of Incorporation of Massachusetts Fincorp, Inc. (1)
3.2     Bylaws of Massachusetts Fincorp, Inc. (2)
4.0     Draft Stock Certificate of Massachusetts Fincorp, Inc. (1)
10.1    Employment Agreement between Massachusetts Fincorp, Inc. and Paul
        Green (3)
10.2 Employment Agreement between Massachusetts Fincorp, Inc. and Anthony A. Paciulli (3)
10.3 Form of The Massachusetts Co-operative Bank Employee Severance Compensation Plan (1)
10.4 Form of The Massachusetts Co-operative Bank Supplemental Executive Retirement Plan (1)
10.5 Form of The Mass Co-operative Bank Management Supplemental Executive Retirement Plan (1)
10.6    Massachusetts Fincorp, Inc. 1999 Stock - Based Incentive Plan (4)
11.0    Statement Re: Computation of Per Share Earnings
21.0    Subsidiaries Information Incorporated Herein By Reference to Part 1
        - Subsidiary Activity

--------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
(2) Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.
(3) Incorporated by reference into this document from the Exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1999.
(4) Incorporated by reference into this document from the Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders dated June 16, 1999.

SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massachusetts Fincorp, Inc.


By:  /s/ Paul C. Green
     -----------------------------
Paul C. Green
President, Chief Executive Officer
and Director

      In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.


Name                          Title                                         Date
----                          -----                                         ----

/s/ Paul C. Green             President, Chief Executive                    March 21, 2001
    Paul C. Green             Officer,and Director (principal executive,
                              accounting and financial officer)

/s/ Scott E. Buck             Director                                      March 21, 2001
    Scott E. Buck

/s/ John E. Hurley, Jr.       Director                                      March 21, 2001
    John E. Hurley, Jr.

/s/ Mark W. Jaindl            Director                                      March 21, 2001
    Mark W. Jaindl

/s/ Robert E. McGovern        Director                                      March 21, 2001
    Robert E. McGovern

/s/ Joseph P. O'Hearn, Jr.    Director                                      March 21, 2001
    John P. O'Hearn, Jr.

/s/ Robert H. Quinn           Director                                      March 21, 2001
    Robert H. Quinn

/s/ William E. Schantz II     Director                                      March 21, 2001
    William E. Schantz II

/s/ John J. Sousa, Jr.        Director                                      March 21, 2001
    John J. Sousa, Jr.

/s/ Joseph W. Sullivan        Director                                      March 21, 2001
    Joseph W. Sullivan

/s/ Diane Valle               Director                                      March 21, 2001
    DianeValle
