Form 10QSB
period 2001-03-31
MASSACHUSETTS FINCORP INC
filed 2001-05-08
CIK 1066170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

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

                               (617) 769-1100
---------------------------------------------------------------------------
              (Issuer's telephone number, including area code)

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

Yes  X      No
    ---        ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 518,231 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2001.


                         MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB
                                    Index

PART I   FINANCIAL INFORMATION                                           3

Item 1.  Financial Statements                                            3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       9

PART II. OTHER INFORMATION                                              14

Item 1.  Legal Proceedings                                              14

Item 2.  Changes in Securities and Use of Proceeds                      14

Item 3.  Defaults Upon Senior Securities                                14

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 5.  Other Information                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                              15


PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS


                                                March 31,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

ASSETS
Cash and due from banks                       $  2,421,765     $  2,098,449
Federal funds sold                               3,401,661        3,420,685
                                              -----------------------------
      Total cash and cash equivalents            5,823,426        5,519,134

Securities available for sale                   15,169,702       15,039,257
Securities held to maturity, at cost               510,091          512,843
Federal Home Loan Bank Stock, at cost            1,131,500        1,131,500
Mortgage loans held for sale                     4,350,661        1,585,330

Loans                                           84,350,578       85,122,944
Less: allowance for loan losses                   (758,228)        (764,479)
                                              -----------------------------
      Loans, net                                83,592,350       84,358,465

Banking premises and equipment, net              4,085,380        4,080,332
Accrued interest receivable                        686,076          602,738
Due from Co-operative Central Bank                 242,850          242,850
Other assets                                       330,648          129,629
                                              -----------------------------
                                              $115,922,684     $113,202,078
                                              =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                      $ 91,558,713     $ 89,121,397
Federal Home Loan Bank borrowings               13,513,089       13,598,922
Mortgagors' escrow accounts                        354,202          381,111
Accrued expenses and other liabilities             649,041          420,100
                                              -----------------------------
      Total liabilities                        106,075,045      103,521,530
                                              -----------------------------

Commitments and contingencies                            -                -

Preferred stock, par value $.01 per share,
 500,000 shares authorized;
 no shares issued or outstanding                         -                -
Common stock par value $.01 per share,
 2,500,000 shares authorized;
 545,481 shares issued and outstanding               5,455            5,455
Treasury stock at cost, 27,250 shares
 at March 31, 2001                                (387,456)        (387,456)
Purchase of common stock for stock based
 incentive plan, 14,900 shares at
 March 31, 2001                                   (156,746)         (73,121)
Additional paid-in capital                       5,091,428        5,091,428
Unallocated ESOP shares                           (305,466)        (305,466)
Unearned stock awards                             (192,010)        (205,102)
Retained earnings                                5,799,510        5,644,812
Accumulated other comprehensive income              (7,076)         (90,002)
                                              -----------------------------
      Total Shareholders' equity                 9,847,639        9,680,548
                                              -----------------------------
                                              $115,922,684     $113,202,078
                                              =============================

See accompanying notes to unaudited consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                   For the Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                      2001           2000
                                                                      ----           ----

                                                                           (unaudited)

Interest and dividend income:
  Interest and fees on loans                                       $1,809,694     $1,598,904
  Interest on investments                                             241,912        189,067
  Dividends on investments                                             45,784         48,804
  Interest on Federal funds sold                                       28,317         25,698
                                                                   -------------------------
      Total interest and dividend income                            2,125,707      1,862,473
                                                                   -------------------------

Interest expense:
  Interest on deposit accounts                                        960,423        697,236
  Interest on borrowed funds                                          227,205        324,676
                                                                   -------------------------
  Total interest expense                                            1,187,628      1,021,912
                                                                   -------------------------
Net interest income                                                   938,079        840,561
(Credit) provision for loan losses                                    (16,835)         4,264
                                                                   -------------------------
Net interest income, after provision for loan losses                  954,914        836,297
                                                                   -------------------------

Non-interest income:
  Customer service fees                                                47,134         31,946
  Loan fees and gain on sale of loans and loan servicing rights        92,191         14,147
  Net (loss) gain on sales of securities available for sale                (5)             -
  Miscellaneous                                                        23,833         15,698
                                                                   -------------------------
      Total non-interest income                                       163,153         61,791
                                                                   -------------------------

Non-interest expense:
  Salaries and employee benefits                                      518,733        476,824
  Occupancy and equipment                                             142,841        115,890
  Data processing                                                      42,484         44,933
  Contributions                                                           774            930
  Other general and administrative                                    174,838        242,725
                                                                   -------------------------
      Total non-interest expense                                      879,670        881,302
                                                                   -------------------------
Income before income tax provision                                    238,397         16,786
Income tax provision                                                   83,699          7,873
                                                                   -------------------------
Net income                                                         $  154,698     $    8,913
                                                                   =========================

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities arising
   during the period                                                   82,921        (53,493)
Less:  reclassification adjustment for losses (gains) included
        in net income                                                       5              -
                                                                   -------------------------
Other comprehensive income (loss), net of tax                          82,926        (53,493)
                                                                   -------------------------
Comprehensive income (loss)                                        $  237,624     $  (44,580)
                                                                   =========================

Earnings Per Share:
  Basic                                                            $     0.32     $     0.02
  Diluted                                                          $     0.32     $     0.02

Weighted Average Shares Outstanding:
  Basic                                                               480,008        511,117
  Diluted                                                             487,165        512,161

See accompanying notes to unaudited consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Period Ended March 31, 2001 and 2000
                                 (unaudited)


                                                                                                          Accumulated
                                              Unvested   Additional              Unallocated   Unearned      Other
                           Common  Treasury    Stock      Paid-in     Retained       ESOP       Stock    Comprehensive
                            Stock    Stock     Awards     Capital     Earnings      Shares      Awards   Income (Loss)     Total
                           ------  --------   --------   ----------   --------   -----------   --------  -------------     -----

Balance at December 31,
 1999                      $5,455  $       -  $       -  $5,129,472  $5,406,346  $(349,104)   $(255,236)   $(314,960)   $9,621,973
Stock awards amortization       -          -          -           -           -          -       13,089            -        13,089
Net income for the period
 ended March 31, 2000           -          -          -           -       8,913          -            -            -         8,913
Other comprehensive
 income, net of tax             -          -          -           -           -          -            -      (53,493)      (53,493)
                           -------------------------------------------------------------------------------------------------------
Balance at March 31, 2000  $5,455  $       -  $       -  $5,129,472  $5,415,259  $(349,104)   $(242,147)   $(368,453)   $9,590,482
                           =======================================================================================================

Balance at December 31,
 2000                      $5,455  $(387,456) $ (73,121) $5,091,428  $5,644,812  $(305,466)   $(205,102)   $ (90,002)   $9,680,548
Stock awards amortization       -          -          -           -           -          -       13,092            -        13,092
Purchase of common stock
 for stock incentive plan       -          -    (83,625)          -           -          -            -            -       (83,625)
Allocation of ESOP shares       -          -          -           -           -          -            -            -             -
Net income for the period
 ended March 31, 2001           -          -          -           -     154,698          -            -            -       154,698
Other comprehensive
 income, net of tax             -          -          -           -           -          -            -       82,926        82,926
                           -------------------------------------------------------------------------------------------------------
Balance at March 31, 2001  $5,455  $(387,456) $(156,746) $5,091,428  $5,799,510  $(305,466)   $(192,010)   $  (7,076)   $9,847,639
                           =======================================================================================================

See accompanying notes to unaudited consolidated financial statements.


                Massachusetts Fincorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        2001            2000
                                                                        ----            ----
                                                                            (unaudited)

Cash flow activities:
  Net income                                                        $    154,698    $      8,913
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision (credit) for loan losses                                   (16,835)          4,264
    ESOP compensation expense.                                           (14,564)        (12,498)
    Stock awards expense.                                                 13,092          13,089
    Depreciation and amortization expense                                 59,433          62,349
    Loans originated for sale                                        (10,524,858)     (2,375,600)
    Principal balance on loans sold                                    7,759,527       2,633,798
    Net amortization of deferred loan fees                                20,870         (52,616)
    Net (accretion) amortization of securities                            (1,941)          6,944
    Increase in accrued interest receivable                              (83,338)        (73,738)
    Increase in other assets                                            (201,019)        (15,457)
    Deferred tax (benefit) provision                                      (3,836)         38,318
    Increase (decrease) in accrued expenses
     and other liabilities                                               243,505        (119,003)
                                                                    ----------------------------
      Net cash (used) provided by operating
       activities                                                     (2,595,266)        118,763
                                                                    ----------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                           (2,599,397)       (978,283)
  Proceeds from maturities of securities available for sale                    -         335,000
  Proceeds from sales and calls of securities available for sale       2,513,944               -
  Purchase of Federal Home Loan Bank stock                                     -         (35,000)
  Principal payments received on mortgage-backed
   and asset backed securities                                            46,463         172,638
  Loan (originations)/ principal payments, net                           762,080     (10,767,309)
  Purchase of banking premises and equipment                             (92,734)       (316,461)
  Sale of banking premises and equipment                                  28,253               -
                                                                    ----------------------------
      Net cash provided (used) by investing activities                   658,609     (11,589,415)
                                                                    ----------------------------

Cash flows from financing activities:
  Net increase in deposits                                             2,437,316      12,852,809
  Net decrease in Federal Home Loan Bank
   advances with maturities less than three months                             -        (687,000)
  Federal Home Loan Bank advances with
   maturities in excess of three months                                2,000,000       7,000,000
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                          (2,085,833)     (8,581,030)
  Net (decrease) increase in mortgagor's escrow accounts                 (26,909)            182
  Purchase of common stock for stock based incentive plan                (83,625)              -
                                                                    ----------------------------
      Net cash provided by financing activities                        2,240,949      10,584,961
                                                                    ----------------------------

Net change in cash and cash equivalents                                  304,292        (885,691)

Cash and cash equivalents at beginning of year                         5,519,134       3,080,937
                                                                    ----------------------------

Cash and cash equivalents at end of year                            $  5,823,426       2,195,246
                                                                    ============================

Supplementary Information
  Interest paid on deposit accounts                                 $    965,342    $    696,840
  Interest paid on borrowed funds                                        234,416         315,093
  Income tax payments                                                      4,156          35,000

See accompanying notes to unaudited consolidated financial statements.


                         MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Massachusetts Fincorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended December 31, 2000, filed with the Securities and Exchange Commission.

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

General

      The Bank is a community-oriented co-operative bank, which was originally organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its three full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences. Approximately 30% of the Bank's portfolio consists of multi-family, commercial real estate loans, and construction loans. The Bank intends to continue to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its three full-service banking offices located in the greater Boston metropolitan area. The Bank originates loans both for investment and sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, advances from the FHLB-Boston and proceeds from the sale of loans.

      Through March 31, 2001, the Company had purchased 42,150 shares of its common stock. 14,900 shares are allocated to the Stock Based incentive program and 27,250 shares are being held as treasury stock. Up to an additional 25,934 shares may be repurchased under the existing authorized repurchase programs and 6,919 shares for the benefit of the Stock Based Incentive Plan.

Operating Strategy

      The Bank's operating strategy is to maximize profitability and manage its interest rate risk mainly by originating fixed-rate one-to-four family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one-to-four family mortgage loans for investment. The Bank also originates multi-family and commercial real estate loans, as well as construction loans. Management believes that these loans provide additional yield and rate sensitivity to the loan portfolio, while diversifying the credit risk inherent in the loan portfolio. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of two de novo branch offices in the Boston metropolitan area in 1996 and 1999. The Bank has made substantial infrastructure investments, including staffing, offices and technology, to support future growth. To increase the volume of originations, the Bank has increased the number of on-the-road loan originators. Although it can not be assured, management believes that with the investment now in the origination staff and the establishment of the tools that they need to efficiently originate loans, the Bank has positioned itself to generate additional earnings.

Average Balance Sheet

      Presented below are the average balance sheets for the periods indicated.


                                                            For the Three Months Ended
                                        ------------------------------------------------------------------
                                                March 31, 2001                     March 31, 2000
                                        -------------------------------    -------------------------------
                                                                Average                            Average
                                        Average                 Yield/     Average                 Yield/
                                        Balance     Interest     Cost      Balance     Interest     Cost
                                        -------     --------    -------    -------     --------    -------
                                                              (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments             $  2,356     $   28       4.75%    $  2,137     $   26       4.87%
    Securities                            13,860        242       6.98%      11,325        189       6.68%
    Mortgage loans, net                   83,930      1,709       8.14%      78,505      1,579       8.05%
    Other loans                            4,429        101       9.12%         836         20       9.57%
                                        -------------------                -------------------
      Total interest earning asssets     104,575      2,080       7.95%      92,803      1,814       7.82%
    Noninterest-earning assets             5,884                              6,343
                                        --------                           --------
    Equity securities                      2,736         46       6.73%       2,243         49       8.74%
                                        -------------------                -------------------
      Total assets                      $113,195     $2,126                $101,389     $1,863
                                        ========     ------                ========     ------

Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                  $ 12,084     $   56       1.85%    $ 10,061     $   50       1.99%
      Money market accounts                   59          -       0.00%          91          1       4.40%
      Now accounts                        24,992        249       3.99%      16,447        156       3.79%
      Certificates of deposit             45,193        656       5.81%      37,733        490       5.19%
                                        -------------------                -------------------
      Total deposits                      82,328        961       4.67%      64,332        697       4.33%
    FHLB advances                         13,519        227       6.72%      21,616        325       6.01%
                                        -------------------                -------------------
  Total interest bearing liabilities      95,847      1,188       4.96%      85,948      1,022       4.76%
                                        -------------------                -------------------
  Noninterest -bearing demand
   checking accounts                       6,226                              3,938
  Noninterest-bearing liabilities          1,257                              1,844
                                        --------                           --------
      Total liabilities                  103,330                             91,730
  Total surplus                            9,865                              9,659
                                        --------                           --------
      Total liabilities and surplus     $113,195                           $101,389
                                        ========                           ========
  Net interest income                                $  938                             $  841
                                                     ======                             ======
  Net interest income/interest
   rate spread                                                    2.99%                              3.06%
                                                                ======                             ======
  Net interest margin as a percent
   of interest-earning assets                                     0.90%                              0.91%
                                                                ======                             ======
  Ratio of interest-earning assets
   to interest-bearing liabilities                              109.11%                            107.98%
                                                                ======                             ======

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

      The Company's total assets increased by $2.7 million, or 2.4% for the three months ended March 31, 2001 from $113.2 million at December 31, 2000 to $115.9 million at March 31, 2001. The increase was primarily due to the growth in loans held for sale by $2.8 million from $1.6 million at December 31, 2000 to $4.4 million at March 31, 2001. This increase follows the enhanced strategic plan that calls for a significant increase in mortgage-banking activity. Cash and other assets increased by $594,000 which was offset by a $766,000 decrease in net portfolio loans. The loan growth was primarily funded by a $666,000, or 2.7% increase in interest-bearing checking accounts, a $1.5 million, or 16.8% increase in non interest-bearing checking accounts and a $263,000 increase in certificate of deposit accounts.

      Non-performing assets totaled zero at March 31, 2001 and zero at December 31, 2000.

Comparison of Operating Results for the Three Months Ended March 31, 2001
and 2000

General

      Net income for the three months ended March 31, 2001 totaled $155,000, or $0.32 per share, compared to $9,000, or $0.02 per share for the same period last year. An increase in loan originations, funded by new deposit accounts, produced an increase in net interest income of $98,000. Other income for the three months ended March 31, 2001 increased $101,000 or 164%. This increase was centered primarily in gains on loans sold, the total of which increased from $14,000 for the three months ended March 31, 2000 to $92,000 for the three months ended March 31, 2001. Total operating expenses remained virtually constant, decreasing from $881,000 for the three months ended March 31, 2000 to $879,000 for the three months ended March 31, 2001. The relative decrease can be attributed primarily to the proxy contest in 2000, which contributed $31,000 in additional expenses.

Interest and Dividend Income

      Interest and dividend income for the three months ended March 31, 2001 totaled $2.1 million, an increase of $263,000 or 14.1% from $1.9 million for the three months ended March 31, 2000. The increase in interest and dividend income was primarily due to an increase in average interest earning assets of $11.8 million from $92.8 million for the three months ended March 31, 2000 to $104.6 million for the three months ended March 31, 2001, and to an increase in the average yield on interest earning assets of 20 basis points to 8.0% for the three months ended March 31, 2001 as compared to 7.8% as of the three months ended March 31, 2000. The increase in the average balance was primarily due to a $9.0 million increase in net loans, due to increased loan originations of one-to-four family mortgage loans and construction loans. A $53,000 increase in interest and dividend income on investments contributed to the increase in interest income.

Interest Expense

      Interest expense for the three months ended March 31, 2001 was $1.2 million compared to $1.0 million for the three months ended March 31, 2000, an increase of $166,000 or 16.2%. The increase in interest expense was the result of a $9.9 million increase in average interest bearing liabilities. The increase in average interest bearing liabilities was primarily due to a $8.5 million, or 52.0% increase in average interest bearing checking accounts to $25.0 million, for the three months ended March 31, 2001 as compared to $16.5 million for the three months ended March 31, 2000. Average term certificates of deposit increased $7.5 million, or 19.8% to $45.2 million for the three months ended March 31, 2001 as compared to $37.7 million, for the three months ended March 31, 2000. The increase in interest bearing checking accounts was mainly the result of the Bank's promotion of a high yield, tiered interest bearing checking account for retail customers and the increase in term certificates was the promotion of a new 11 month term certificate. Average Federal Home Loan Bank borrowings decreased $8.1 million, or 37.5% to $13.5 million for the three months ended March 31, 2001 as compared to $21.6 million, for the three months ended March 31, 2000.

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

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at March 31, 2001, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. As a result of recoveries of $12,000 for the three months ended March 31, 2001, the Company realized a $17,000 recovery of the provision for loan losses compared to a provision of $4,000 for the three months ended March 31, 2000. The allowance for loan losses was $758,228 at March 31, 2001 and $764,479 at December 31, 2000, which is 0.90% of total loans each year.

Net Interest Income

      Net interest income increased $98,000, or 11.6%, to $938,000 for the three months ended March 31, 2001 from $841,000 for the same period in 2000. The increase was due to a combination of an increase in average interest earning assets in excess of average interest bearing liabilities of $1.9 million, which was offset by the effect of a seven basis point decline in interest rate spread, which decreased from 3.06% for the three months ended March 31, 2000 to 2.99% for the three months ended March 31, 2001.

Non-Interest Income

      Non-interest income increased $101,000, or 164.0% to $163,000 for the three months ended March 31, 2001 from $62,000 for the three months ended March 31, 2000. This increase was primarily due to a $78,000 increase in the gain on sale of loans, resulting from increased mortgage banking activity, an essential element of the enhanced strategic plan. An increase in service fees also contributed to the increase in non-interest income.

Non-Interest Expense

      Non-interest expense for the three months ended March 31, 2001 decreased $2,000, or 0.2%, to $879,000 from $881,000 for the three months ended March 31, 2000. The decrease was the net result of a $42,000 increase in salaries and benefits primarily due to staff additions based on growth and a decrease in other general and administration expenses of $68,000, of which $28,000 was related to advertising and marketing the new Quincy office, and a $35,000 decrease in printing, professional and legal fees which were related to the proxy contest. An increase in miscellaneous expense of approximately $20,000 is attributed primarily to corporate franchise and filing fees and a reclassification. These increases were offset with minimal decreases in office supplies, subscriptions, dues and a significant decrease in meetings and travel.

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

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to-four family mortgage loans, and, to a lesser extent, multi-family, commercial real estate loans, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, the maturing of investment securities, deposit growth and the utilization of FHLB advances. During the three months ended March 31, 2001 and 2000, the Bank's loan originations totaled $33.4 million and $13.2 million, respectively. For the three months ended March 31, 2001 and 2000, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $15.7 million and $13.0 million, respectively. The Bank experienced a net increase in total deposits of $2.4 million for the three months ended March 31, 2001, compared to an increase of $12.9 million for the three months ended March 31, 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank had total borrowing capacity of approximately $75.5 million at March 31, 2001 at which time the Bank had $13.5 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $5.0 million at March 31, 2001. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2001 totaled $41.9 million. From March 31, 2000 to March 31, 2001, the Bank experienced a 74.9% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $8.3 million, or 12.9% of adjusted assets, which is above the required level of $2.6 million, or 4.0%, and risk-based capital of $7.6 million, or 11.7% of adjusted assets, which is above the required level of $5.2 million, or 8.0%.

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

[FN]
--------------------
<F1>  Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
<F2>  Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.

          (b)  Reports on Form 8-K

               * On February 12, 2001, the Company filed a Form 8-K reporting under Item 5 the date and location of the 2001 Annual Meeting. A press release making this announcement was filed by exhibit.


                                 SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASSACHUSETTS FINCORP, INC.


Date: May 4, 2001                      By: /s/Paul C. Green
                                           --------------------------
                                           Paul C. Green
                                           President, Chief Executive
                                           Officer

Date: May 4, 2001                      By: /s/David C. Bojarczuk
                                           --------------------------
                                           David C. Bojarczuk
                                           Chief Financial Officer, and
                                           Treasurer (accounting and
                                           financial officer)