Form 10QSB
period 2001-06-30
MASSACHUSETTS FINCORP INC
filed 2001-08-13
CIK 1066170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

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

Yes  [X]           No  [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 570,084 shares of common stock, par value $0.01 per share, outstanding as of August 13, 2001.

                         MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB
                                    Index

PART I FINANCIAL INFORMATION                                              3

Item 1.   Financial Statements                                            3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

PART II.  OTHER INFORMATION                                              16

Item 1.   Legal Proceedings                                              16

Item 2.   Changes in Securities and Use of Proceeds                      16

Item 3.   Defaults Upon Senior Securities                                16

Item 4.   Submission of Matters to a Vote of Security Holders            16

Item 5.   Other Information                                              17

Item 6.   Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                               18

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                Massachusetts Fincorp, Inc. and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS

                                               June 30,        December 31,
                                                 2001              2000
                                               --------        ------------
                                             (unaudited)

ASSETS
Cash and due from banks                     $  2,901,518      $  2,098,449
Federal funds sold                             1,581,171         3,420,685
                                            ------------------------------
      Total cash and cash equivalents          4,482,689         5,519,134

Securities available for sale                 21,102,202        15,039,257
Securities held to maturity                      507,339           512,843
Federal Home Loan Bank Stock, at cost          1,131,500         1,131,500
Mortgage loans held for sale                   4,459,846         1,585,330

Loans                                         79,418,421        85,122,944
Less:  allowance for loan losses                (713,924)         (764,479)
                                            ------------------------------
      Loans, net                              78,704,497        84,358,465

Banking premises and equipment, net            4,061,800         4,080,332
Accrued interest receivable                      652,082           602,738
Due from Co-operative Central Bank               242,850           242,850
Other assets                                     273,037           129,629
                                            ------------------------------

                                            $115,617,842      $113,202,078
                                            ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                    $ 87,179,212      $ 89,121,397
Federal Home Loan Bank borrowings             16,926,176        13,598,922
Mortgagor's escrow accounts                      249,031           381,111
Accrued expenses and other liabilities         1,169,196           420,100
                                            ------------------------------
      Total liabilities                      105,523,615       103,521,530
                                            ------------------------------

Commitments and contingencies                          -                 -

Preferred stock, par value $.01 per
 share, 500,000 shares authorized;
 no shares are issued or outstanding                   -                 -
Common stock par value $.01 per share,
 2,500,000 shares authorized;
 600,059 shares issued and outstanding             6,001             5,455
Treasury stock at cost, 29,975 shares
 at June 30, 2001                               (387,456)         (387,456)
Purchase of common stock for stock
 based incentive plan, 16,390 shares
 at June 30, 2001                               (206,603)         (122,978)
Additional paid-in capital                     5,959,813         5,141,285
Unallocated ESOP shares                         (305,466)         (305,466)
Unearned stock awards                           (191,247)         (205,102)
Retained earnings                              5,220,631         5,644,812
Accumulated other comprehensive income            (1,446)          (90,002)
                                            ------------------------------
      Total Shareholders' equity              10,094,227         9,680,548
                                            ------------------------------

                                            $115,617,842      $113,202,078
                                            ==============================

See accompanying notes to unaudited consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                           For the Three Months Ended       For the Six Months Ended
                                                                     June 30,                        June 30,
                                                           --------------------------       -----------------------
                                                               2001            2000            2001            2000
                                                               ----            ----            ----            ----
                                                                   (unaudited)                     (unaudited)

Interest and dividend income:
  Interest and fees on loans                               $1,745,726      $1,729,897      $3,555,419      $3,328,801
  Interest  on investments                                    295,158         199,476         537,069         388,543
  Dividends on investments                                     41,991          40,837          87,775          89,641
  Interest on Federal funds sold                               31,733          16,482          60,050          42,180
                                                           ---------------------------------------------------------
      Total interest and dividend income                    2,114,608       1,986,692       4,240,313       3,849,165
                                                           ---------------------------------------------------------
Interest expense:
  Interest on deposit accounts                                866,313         815,857       1,826,736       1,513,093
  Interest on borrowed funds                                  241,552         315,889         468,757         640,565
                                                           ---------------------------------------------------------
      Total interest expense                                1,107,865       1,131,746       2,295,493       2,153,658
                                                           ---------------------------------------------------------
Net interest income                                         1,006,743         854,946       1,944,820       1,695,507
Provision for loan losses                                     (55,681)         17,033         (72,516)         21,297
                                                           ---------------------------------------------------------
Net interest income, after provision for loan losses        1,062,424         837,913       2,017,336       1,674,210
                                                           ---------------------------------------------------------

Non-interest income:
  Customer service fees                                        62,306          37,554         109,440          69,500
  Loan fees and gain on sale of loans and loan
   servicing rights                                           160,985          13,222         253,176          27,369
  Net gain on sales of securities available for sale                -               -              (5)              -
  Miscellaneous                                                27,778          21,957          51,611          37,655
                                                           ---------------------------------------------------------
      Total non-interest  income                              251,069          72,733         414,222         134,524
                                                           ---------------------------------------------------------

Non-interest expense:
  Salaries and employee benefits                              541,678         442,752       1,060,411         919,576
  Occupancy and equipment                                     136,676         122,401         279,517         238,291
  Data processing                                              52,253          51,032          94,737          95,965
  Contributions                                                   955             700           1,729           1,630
  Other general and administrative                            238,779         208,762         413,617         451,487
                                                           ---------------------------------------------------------
      Total non-interest expense                              970,341         825,647       1,850,011       1,706,949
                                                           ---------------------------------------------------------
Income before income tax provision                            343,152          84,999         581,547         101,785
Income tax provision                                          130,648          31,868         214,347          39,741
                                                           ---------------------------------------------------------
Net income                                                 $  212,504      $   53,131      $  367,200      $   62,044
                                                           ==========================================================

Other comprehensive income, net of tax:
Unrealized holding gains (loss) arising during
 the period                                                     5,630          58,213          88,556           4,720
Less:  reclassification adjustment for (gains)
 included in net income                                             -               -               -               -
                                                           ---------------------------------------------------------
Other comprehensive income (loss), net of tax                   5,630          58,213          88,556           4,720
                                                           ---------------------------------------------------------
Comprehensive income                                       $  218,134      $  111,344      $  455,756      $   66,764
                                                           ==========================================================


Earnings Per Share:
  Basic                                                    $     0.40      $     0.09      $     0.70      $     0.11
  Diluted                                                  $     0.39      $     0.09      $     0.68      $     0.11

Weighted Average Shares Outstanding:
  Basic                                                       525,939         563,458         527,539         562,858
  Diluted                                                     542,313         565,756         541,657         564,581

See accompanying notes to unaudited consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Period Ended June 30, 2001 and 2000
                                 (unaudited)

                                                                                                           Accumulated
                                                Unvested   Additional             Unallocated   Unearned     Other
                            Common  Treasury     Stock      Paid-in     Retained      ESOP       Stock    Comprehensive
                            Stock    Stock       Awards     Capital     Earnings     Shares      Awards   Income (Loss)    Total
                            ------  --------    --------   ----------   --------  -----------   --------  -------------    -----

Balance at December 31,
 1999                      $5,455  $       -   $       -   $5,129,472  $5,406,346  $(349,104)  $(255,236)  $(314,960)  $ 9,621,973
Stock awards amortization       -          -           -            -           -          -      23,949           -        23,949
Net income for the period
 ended June 30, 2000            -          -           -            -      62,044          -           -           -        62,044
Other comprehensive
 income, net of tax             -          -           -            -           -          -           -       4,720         4,720
                           --------------------------------------------------------------------------------------------------------
Balance at June 30, 2000   $5,455  $       -   $       -   $5,129,472  $5,468,390  $(349,104)  $(231,287)  $(310,240)  $ 9,712,686
                           =======================================================================================================

Balance at December 31,
 2000                      $5,455  $(387,456)  $(122,978)  $5,141,285  $5,644,812  $(305,466)  $(205,102)  $ (90,002)  $ 9,680,548
Stock awards amortization       -          -           -            -           -          -      26,184           -        26,184
Purchase of common stock
 for stock incentive plan       -          -     (83,625)           -           -          -           -           -       (83,625)
10% stock dividend            546          -           -      790,835    (791,381)         -           -           -             -
Stock awards compensation
 expense                        -          -           -       17,277           -          -     (12,329)          -         4,948
ESOP shares compensation
 expense                        -          -           -       10,416           -          -           -           -        10,416
Net income for the period
 ended June 30, 2001            -          -           -            -     367,200          -           -           -       367,200
Other comprehensive
 income, net of tax             -          -           -            -           -          -           -      88,556        88,556
                           --------------------------------------------------------------------------------------------------------
Balance at June 30, 2001   $6,001  $(387,456)  $(206,603)  $5,959,813  $5,220,631  $(305,466)  $(191,247)  $  (1,446)  $10,094,227
                           =======================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Six Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                   2001              2000
                                                                   ----              ----
                                                                        (unaudited)

Cash flow activities:
  Net income                                                   $    367,200       $     62,044
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision (credit) for loan losses                              (72,516)            21,297
    ESOP compensation expense                                        19,511             25,515
    Stock awards expense                                             31,133             23,949
    Depreciation and amortization expense                           123,658            127,430
    Net gain on sales of securities available for sale                    -                  -
    Loans originated for sale                                   (28,109,076)        (5,220,650)
    Principal balance on loans sold                              25,234,560          4,777,248
    Amortization of deferred loan fees                               54,156            122,589
    Amortization of investment securities,
     net of accretion                                                (3,972)            14,289
    Increase in accrued interest receivable                         (49,344)          (115,136)
    Decrease (increase) in other assets                            (143,408)            87,633
    Deferred tax provision (benefit)                                (64,127)            (4,731)
    Decrease in accrued expenses
     and other liabilities                                          740,002            (64,451)
                                                               -------------------------------

      Net cash (used) provided by operating
       activities                                                (1,872,223)          (142,974)
                                                               -------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                      (8,650,630)        (1,343,486)
  Proceeds from maturities of securities available for sale       2,593,944            370,000
  Proceeds from maturities of securities held to maturity                 -                  -
  Proceeds from sales and calls of securities available
   for sale                                                               -                  -
  Purchase of Federal Home Loan Bank stock                                -            (35,000)
  Principal payments received on mortgage-backed and
   asset backed securities                                          177,860            410,642
  Loan originations and principal payments, net                   5,650,366        (12,479,805)
  Purchase of banking premises and equipment                       (105,126)          (393,948)
                                                               -------------------------------

      Net cash used  by investing
       activities                                                  (333,585)       (13,471,597)
                                                               -------------------------------

                Massachusetts Fincorp, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                  For the Six Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                   2001              2000
                                                                   ----              ----
                                                                        (unaudited)

Cash flows from financing activities:
  Net  change in deposits                                        (1,942,185)        19,148,218
  Net increase (decrease) in Federal Home Loan Bank
   advances with maturities less than three months                        -           (636,000)
  Federal Home Loan Bank advances with maturities
   in excess of three months                                      7,334,000         18,200,000
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                     (4,006,747)       (22,663,099)
  Net (decrease) in mortgagor's escrow accounts                    (132,080)          (150,051)
  Purchase of common stock for stock based incentive plan           (83,625)                 -
                                                               -------------------------------

      Net cash provided by financing activities                   1,169,363         13,899,068
                                                               -------------------------------

Net change in cash and cash equivalents                          (1,036,445)           284,497

Cash and cash equivalents at beginning of year                    5,519,134          3,080,937
                                                               -------------------------------

Cash and cash equivalents at end of year                       $  4,482,689       $  3,365,434
                                                               ===============================

Supplementary Information
  Interest paid on deposit accounts                            $  2,085,554       $  1,511,104
  Interest paid on borrowed funds                                   473,534            650,509
  Income tax payments (refunds), net                                 90,156             68,912

See accompanying notes to unaudited consolidated financial statements.

                         MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Massachusetts Fincorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

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

(3)   STOCK DIVIDEND

      On April 23, 2001, the Board of Directors declared a 10% stock dividend payable on May 21, 2001 to shareholders of record on May 7, 2001. Stockholders received one share of common stock for each ten shares they held on the record date. The dividend resulted in a charge to retained earnings in the amount of $791,381 as of June 30, 2001, which was based on the fair value of the Company's common stock. In connection with the 10% stock dividend, the Company increased the number of stock options under its stock option plans by 10% and reduced the exercise prices accordingly such that the intrinsic value did not change. Also, in connection with the 10% stock dividend, the Company increased the number of shares awarded for the ESOP and the stock award plan. Compensation expense in the amount of $15,364 was recognized as of June 30, 2001 due to the increase in intrinsic value associated with vested stock awards and shares allocated to the ESOP. All references to weighted average shares outstanding, per share amounts, stock options and awards, and exercise prices included in the financial statements and notes reflect the 10% stock dividend and its retroactive effect.

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

General

      The Bank is a community-oriented co-operative bank, which was originally organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its three full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences. Approximately 30% of the Bank's portfolio consists of multi-family, commercial real estate loans, and construction loans. The Bank intends to continue to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its three full-service banking offices located in the greater Boston metropolitan area. The Bank originates loans both for investment and sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities, service charges on deposit accounts and gains from the sale of mortgage loans. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, advances from the FHLB-Boston and proceeds from the sale of loans.

      Through June 30, 2001, the Company had purchased 42,150 shares of its common stock. 14,900 shares are allocated to the Stock Based Incentive Plan and 27,250 shares are being held as treasury stock. Up to an additional 25,934 shares may be repurchased under the existing authorized repurchase programs and 6,919 shares for the benefit of the Stock Based Incentive Plan.

Operating Strategy

      The Bank's operating strategy is to maximize profitability and manage its interest rate risk mainly by originating fixed-rate one-to-four family mortgage loans primarily for sale, generally on a servicing released basis, and originating adjustable-rate one-to-four family mortgage loans for investment. The Bank also originates multi-family and commercial real estate loans, as well as construction loans. Management believes that these loans provide additional yield and rate sensitivity to the loan portfolio, while diversifying the credit risk inherent in the loan portfolio. The Bank has also pursued a growth strategy to broaden the Bank's lending and deposit base through the establishment of two de novo branch offices in the Boston metropolitan area in 1996 and 1999. The Bank has no current plans to increase the number of its branches. The Bank has made substantial infrastructure investments, including staffing, offices and technology, to support future growth. To increase the volume of originations, the Bank has increased the number of commissioned on-the-road loan originators. Although it can not be assured, management believes that with the investment now in the origination staff and the establishment of the tools that they need to efficiently originate loans, the Bank has positioned itself to generate additional earnings.

Average Balance Sheet

      Presented below are the average balance sheets for the periods indicated.

                                                                  For the Six Months Ended
                                                                        (unaudited)
                                            --------------------------------------------------------------------
                                                     June 30, 2001                       June 30, 2000
                                            --------------------------------    --------------------------------
                                                                     Average                             Average
                                            Average                  Yield/     Average                  Yield/
                                            Balance     Interest      Cost      Balance     Interest      Cost
                                            -------     --------     -------    -------     --------     -------
                                                                   (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
    short term investments                  $  2,749     $   67       4.87%     $  1,721     $   48       5.58%
    Securities                                15,715        530       6.75%       11,560        383       6.63%
    Mortgage loans, net                       84,368      3,405       8.07%       81,273      3,251       8.00%
    Other loans                                3,263        150       9.19%        1,474         78      10.58%
                                            --------     ------                 --------     ------
       Total interest earning asssets        106,095      4,152       7.83%       96,028      3,760       7.83%
    Noninterest-earning assets                 5,415                               5,826
                                            --------                            --------
    Equity securities                          2,735         88       6.44%        2,320         90       7.76%
                                            --------     ------                 --------     ------
      Total assets                          $114,245     $4,240                 $104,174     $3,850
                                            ========     ------                 ========     ------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                      $ 13,373     $  129       1.93%     $ 10,526     $   106      2.01%
      Money market accounts                       59          1       3.39%           95           1      2.11%
      Now accounts                            24,292        455       3.75%       18,477         366      3.96%
      Certificates of deposit                 43,935      1,241       5.65%       39,037       1,039      5.32%
                                            --------     ------                 --------     ------
      Total deposits                          81,659      1,826       4.47%       68,135       1,512      4.44%
    FHLB advances                             14,464        469       6.49%       20,734         641      6.18%
                                            --------     ------                 --------     ------
  Total interest bearing liabilities          96,123      2,295       4.78%       88,869       2,153      4.85%
                                            --------     ------                 --------     ------
  Noninterest -bearing demand
   checking accounts                           6,818                               4,243
  Noninterest-bearing liabilities              1,376                               1,351
                                            --------                            --------
    Total liabilities                        104,317                              94,463
  Total surplus                                9,928                               9,711
                                            --------                            --------
    Total liabilities and surplus           $114,245                            $104,174
                                            ========                            ========
  Net interest income                                    $1,945                               $1,697
                                                         ======                               ======
  Net interest income/interest
   rate spread                                                        3.05%                               2.99%
                                                                    ======                              ======
  Net interest margin as a percent
   of interest-earning assets                                         3.67%                               3.53%
                                                                    ======                              ======
  Ratio of interest-earning assets
   to interest-bearing liabilities                                  110.37%                             108.06%
                                                                    ======                              ======

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

      The Company's total assets increased by $2.4 million, or 2.1% for the six months ended June 30, 2001 from $113.2 million at December 31, 2000 to $115.6 million at June 30, 2001. The increase was due to a $2.9 million growth in loans held for sale from $1.6 million at December 31, 2000 to $4.5 million at June 30, 2001 and a $6.1 million increase in securities available for sale from $15.0 million at December 31, 2000 to $21.1 million
at June 30, 2001.   These increases were partially offset by a decrease in
portfolio loans of $5.7 million from $85.1 million at December 31, 2001 to $79.4 million at June 31, 2001. The reduction in the loan portfolio during this period was a result of a decreasing interest rate environment in which the Bank experienced increased loan prepayment speeds as refinancing activity increased. Additionally, cash and cash equivalents decreased by $1.0 million from $5.5 million at December 31, 2000 to $4.5 million at June 30, 2001 which is a result of the decrease in deposit balances of $1.9 million from $89.1 at December 31, 2000 to $87.2 at June 30, 2001. The net increase follows the strategic plan that calls for an increase in mortgage-banking activity and the initiation of a $5.0 million leveraged investment security transaction to increase net interest income.

      Non-performing assets totaled zero at June 30, 2001 and zero at December 31, 2000.

Comparison of Operating Results for the Three Months Ended
 June 30, 2001 and 2000

General

      Net income for the three months ended June 30, 2001 totaled $213,000, or $0.39 diluted earnings per share, compared to $53,000 or $0.09 diluted earnings per share for the same period last year. The improvement in net income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was a result of increased net interest income, higher levels of gains on sale of loans and a recovery in the provision for loan losses. Net interest income increased $152,000 or 17.8% from $855,000 for the three months ended June 30, 2000 to $1.0 million for the three months ended June 30 2001 due primarily to an increase in the Bank's earning asset base coupled with a sharp decline in the Bank's cost of funds. Other income for the three months ended June 30, 2001 increased $178,000 or 245.2%. This increase was centered primarily in gains on loans sold, the total of which increased from $13,000 for the three months ended June 30, 2000 to $161,000 for the three months ended June 30, 2001. Total operating expenses increased $145,000 or 17.5% from $826,000 for the three months ended June 30, 2000 to $970,000 for the three months ended June 30, 2001. The increase in operating expenses can be attributed primarily to the higher levels of commission expense due to the increase in mortgage banking activity and increases in retirement, payroll taxes, medical/dental premiums and real estate taxes on bank-owned buildings.

Interest and Dividend Income

      Interest and dividend income for the three months ended June 30, 2001 totaled $2.1 million, an increase of $128,000 or 6.4% from $2.0 million for the three months ended June 30, 2000. The increase in interest and dividend income was primarily due to an increase in average interest earning assets of $8.4 million from $99.3 million for the three months ended June 30, 2000 to $107.6 million for the three months ended June 30, 2001. The increase in the average balance was primarily due to a $5.8 million increase in investment securities. A $97,000 increase in interest and dividend income on investments contributed to the increase in interest income.

Interest Expense

      Interest expense for the three months ended June 30, 2001 was $1.1 million compared to $1.1 million for the three months ended June 30, 2000, a decrease of $24,000 or 2.1%. The decrease in interest expense was the net result of a $4.6 million increase in average interest bearing liabilities and a 34 basis point drop in the average cost of interest bearing liabilities. The increase in average interest bearing liabilities was primarily due to a $3.7 million, or 33.4% increase in average savings accounts to $14.7 million, for the three months ended June 30, 2001 as compared to $11.0 million for the three months ended June 30, 2000. Also, average interest bearing checking accounts increased $3.1 million or 15.0% from $20.5 million for the three months ended June 30, 2000 to $23.6 million for the three months ended June 30, 2001. Additionally, average term certificates of deposit increased $2.3 million, or 5.8% to $42.7 million for the three months ended June 30, 2001 as compared to $40.3 million, for the three months ended June 30, 2000. The increase in savings and interest bearing checking accounts was mainly the result of the Bank's promotion of a high yield, tiered interest promotion for retail customers and the increase in term certificates was the promotion of a new 11 month term certificate. Average Federal Home Loan Bank borrowings decreased $4.4 million, or 22.4% to $15.4 million for the three months ended June 30, 2001 as compared to $19.9 million, for the three months ended June 30, 2000.

Provision for Loan Losses

      The Bank's management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase or decrease the level of allowance for loan losses as a percentage of total loans and nonperforming loans if the level of multi-family, commercial real estate, construction or consumer lending as a percentage of its total loan portfolio increases or decreases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to provide additions to the allowance based on judgments different from management.

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at June 30, 2001, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. As a result of recoveries of $11,000 and decreasing loan balances for the three months ended June 30, 2001, the Company realized a $56,000 recovery of the provision for loan losses compared to a provision of $17,000 for the three months ended June 30, 2000. The allowance for loan losses was $714,000 at June 30, 2001 and $764,000 at December 31, 2000, which was 0.90% of total loans at each period end.

Net Interest Income

      Net interest income before provision for loan losses increased $152,000, or 17.8%, to $1.0 million for the three months ended June 30, 2001 from $855,000 for the same period in 2000. The increase was due to a combination of an increase in average interest earning assets in excess of average interest bearing liabilities of $3.8 million, and the effect of a 20 basis point increase in interest rate spread from 2.91% for the three months ended June 30, 2000 to 3.11% for the three months ended June 30, 2001. Additionally, the net interest margin increased from 3.45% to 3.74% during the same period.

Non-Interest Income

      Non-interest income increased $178,000, or 245.2% to $251,000 for the three months ended June 30, 2001 from $73,000 for the three months ended June 30, 2000. This increase was primarily due to a $148,000 increase in the gain on sale of loans, resulting from increased mortgage banking activity. The continued success of the mortgage banking activity and the corresponding continued levels of gains on sale of loans is dependant on many factors including staffing, interest rates, origination volume, refinancing activity as well as other general economic conditions. Additionally, gains on sale of loans will also be affected by the percentage of loans originated that management directs to the Bank's loan portfolio. Therefore, there can be no assurances that the level of gains on sale of loans will continue consistently in the future.

      An increase in service fees on customer accounts also contributed to the increase in non-interest income.

Non-Interest Expense

      Non-interest expense for the three months ended June 30, 2001 increased $145,000, or 17.5%, to $970,000 from $826,000 for the three months ended June 30, 2000. The increase was mainly the result of a $99,000 increase in salary and benefits, over half of which is attributable to higher commission expense as a result of the increase in mortgage banking activity. The Bank experienced additional non-interest expense increases in retirement, medical/dental premiums, payroll taxes and real estate taxes on the Bank-owned building.

Income Tax Expense

      Income tax expense differs from statutory tax rates due to the effect of permanent differences such as tax credits and dividends received deductions.

Comparison of Operating Results for the Six Months Ended
 June 30, 2001 and 2000

General

      Net income for the six months ended June 30, 2001 was $367,000, compared with net income of $62,000 for the six months ended June 30, 2000. The increase in net income is primarily the result of stronger net interest income, a recovery in the provision for loan losses and increased gains on sale of mortgage loans.

      Net interest income before provision for loan losses increased from $1.7 million for the six months ended June 30, 2000 to $1.9 million for the six months ended June 30, 2001, an increase of $249,000 or 14.7%. The net interest margin increased from 3.53% to 3.67%, when comparing the six months ended June 30, 2000 and 2001. The Bank experienced a $73,000 recovery in the provision for loan losses for the six months ended June 30, 2001 compared to a provision expense of $21,000 during the six months ended June 30, 2000. Total non-interest income increased $280,000 or 207.9% from $135,000 for the six months ended June 30, 2000 to $414,000 for the six months ended June 30, 2001 due to higher gains on sale of loans as a result of stronger mortgage banking activity and increased customer service fees.

Interest and Dividend Income

      Total interest and dividend income increased $391,000 or 10.2% from $3.8 million for the six months ended June 30, 2000 to $4.2 million for the six months ended June 30, 2001. The increase is primarily the result of increased levels of interest and fees on loans and interest on investments.

      Interest and fees on loans increased $227,000 or $6.8% from $3.3 million to $3.6 million for the six months ended June 30, 2000 and 2001 due to higher average balances outstanding and increased yield on the loan portfolio. The average balance for the six months ended June 30, 2001 increased to $87.6 million from $82.7 million at June 30, 2000, an increase of $4.9 million or 5.9% while the average yield on the loan portfolio increased by seven basis points from 8.05% to 8.11% during the same periods. Interest on investment securities increased $149,000 or 38.2% from $389,000 to $537,000 when comparing the six month periods ended June 30, 2000 and 2001, respectively. The increase is mainly attributable to an increase in the average balance of securities. The average balance of investment securities for the six months ended June 30, 2001 was $15.7 million an increase of $4.2 million or 35.9% compared to $11.6 million for the six months ended June 30, 2000 primarily due to the purchase of a $5.0 million U.S. Agency mortgage-backed security.

Interest expense

      Total interest expense increased $142,000 or 6.6% from $2.2 million for the six months ended June 30, 2000 to $2.3 million for the six months ended June 30, 2001. Interest on deposits increased $314,000 or 20.7% from $1.5 million for the six months ended June 30, 2000, to $1.8 million for the six months ended June 30, 2001 due primarily to a $13.5 million or 19.8% increase in the average balance of interest-bearing deposits during the same period. The substantial increase in the average balance of outstanding deposits during the first six months of 2001 compared to the same period of 2000 was a result of a promotion for a high yield tiered checking and savings product for retail customers. Partially offsetting the increase in interest expense was a reduction in average outstanding FHLB borrowings from $20.7 million for the six months ended June 30, 2000 to $14.5 million for the six months ended June 30, 2001 corresponding to a reduction of interest expense on borrowed funds during this period from $641,000 to $469,000 or $172,000.

Net Interest Income

      Net interest income before provision for loan losses for the six months ended June 30, 2001 was $1.9 million, an increase of $249,000 or 14.7%, compared to $1.7 million for the six months ended June 30, 2000. The increase was driven by the Bank's planned growth, the result of which was an increase in average earning assets of $10.1 million. The positive effect of this growth was enhanced by an increase in the interest rate spread from 2.99% for the six months ended June 30, 2000 to 3.05% for the six months ended June 30, 2001 and improvement in the net interest margin during the same period of 3.53% to 3.67%. Deposits in excess of net loan originations accumulated in 2001 were used to either retire borrowings or to purchase investment securities.

Provision for Loan Loss

      The Bank recorded a recovery of the provision for loan losses of $73,000 for the six months ended June 30, 2001, compared to provision expense of $21,000 for the six months ended June 30, 2000 due primarily to a decrease in gross loans outstanding. Management believes that the allowance for loan loss reported on the balance sheet at June 30, 2001 is adequate to absorb losses that are inherent in the loan portfolio.

Non-interest Income

      The Bank recorded total non-interest income of $414,000 for the six months ended June 30, 2001, compared with $135,000 for the six months ended June 30, 2000. This increase is primarily due to an increase in gain on sale of loans of $226,000; which may be attributed to declining interest rates, and management's decision to increase its mortgage banking activity. Management has recently expanded the loan origination staff, and believes this investment has paid off with an increase in gain on sale of loans.
The continued success of the mortgage banking activity and the corresponding continued levels of gains on sale of loans is dependant on many factors including staffing, interest rates, origination volume, refinancing activity as well as other general economic conditions. Additionally, gains on sale of loans will also be affected by the percentage of loans originated that management directs to the Bank's loan portfolio. Therefore, there can be no assurances that the level of gains on sale of loans will continue consistently in the future.

      Customer service fee income increased $40,000, growing from $70,000 for the six months ended June 30, 2000 to $109,000 for the six months ended June 30, 2001 due to volume and fee increases.

Non-interest expenses

      Total non-interest expense increased from $1.7 million for the six months ended June 30, 2000 to $1.9 million for the six months ended June 30, 2001, an increase of $143,000 or 8.4%. This increase is mainly attributable to salaries and benefits increasing by $141,000.
Approximately 50% of the increase in salaries and benefits are a result of higher commission expense associated with higher volume in the mortgage
banking operation.   Additionally, higher non-interest expenses were due to
period over period increases in retirement, medical/dental premiums, payroll taxes and incentive compensation.

      Occupancy and equipment expenses increased by $41,000 for the six months ended June 30, 2001 compared to the same period in 2000 due primarily to higher real estate taxes on the Bank-owned building. Other operating expenses decreased from $451,000 for the six months ended June 30, 2000 to $414,000 for the six months ended June 30, 2001 due to a reduction in legal and professional fees.

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

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to-four family mortgage loans, and, to a lesser extent, multi-family, commercial real estate loans, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. During the six months ended June 30, 2001 and 2000, the Bank's loan originations totaled $40.1 million and $26.2 million, respectively. The Bank's increased mortgage banking activity produced loan sales totaling $32.2 million for the six months ended June 30, 2001 versus $4.3 million for the same period last year. For the six months ended June 30, 2001 and 2000, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $21.6 million and $15.6 million, respectively. The Bank experienced a net decrease in total deposits of $1.9 million for the six months ended June 30, 2001, compared to an increase of $19.1 million for the six months ended June 30, 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank had total borrowing capacity of approximately $74.0 million at June 30, 2001 at which time the Bank had $16.9 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $4.2 million at June 30, 2001. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2001, totaled $33.6 million. From June 30, 2000 to June 30, 2001, the Bank experienced a 76.2% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $8.6 million, or 12.8% of adjusted assets, which is above the required level of $2.7 million, or 4.0%, and risk-based capital of $7.9 million, or 11.7% of adjusted assets, which is above the required level of $5.4 million, or 8.0%.

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

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The 2001 Annual Meeting of Shareholders was held on May 23, 2001. Proposals to be voted were (1) Election of three directors to a three-year term of office (2) Ratification of amendments to the Massachusetts Fincorp, Inc. 1999 Stock-Based Incentive Plan and (3) Ratification of the Board of Directors appointment of Grant Thornton LLP as the Company's independent accountants.

      The three nominees proposed for election by the Board of Directors were Robert H. Quinn, Joseph W. Sullivan, and Diane Valle. Details of the votes cast are as follows:

NOMINEES                         FOR       WITHHELD
--------                         ---       --------

Robert H. Quinn                336,629      95,490
Joseph W. Sullivan             335,671      96,448
Diane Valle                    336,629      95,490


      The amendments to the Massachusetts Fincorp, Inc. 1999 Stock-Based Incentive Plan presented for ratification involved the acceleration or modification of the vesting of restricted stock awards and stock options. Both amendments were passed with the following vote.

  FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
  ---        -------      -------      ----------------

333,602      87,324       11,193              0


The appointment of Grant Thornton LLP as the Company's independent accountants was approved with the following vote.

  FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
  ---        -------      -------      ----------------

417,149       8,565        6,405             0

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit
      Number
      -------

        2.1      Plan of Conversion of The Massachusetts Co-operative
                 Bank (1)
        3.1      Certificate of Incorporation of Massachusetts Fincorp,
                  Inc. (1)
        3.2      Bylaws of Massachusetts Fincorp, Inc. (2)
        4.0      Draft Stock Certificate of Massachusetts Fincorp, Inc. (1)
       11.0      Statement Re: Computation of Per Share Earnings
       23.0      Consent of accountants and counsel

___________________
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
(2) Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.

      (b)   Reports on Form 8-K

      *     On April 20, 2001, the Company filed a Form 8-K reporting under
            Item 5 the announcement of the first quarter earnings. A press release making this announcement was filed by exhibit.
      *     On April 23, 2001, the Company filed a Form 8-K reporting under
            Item 5 the announcement of a stock dividend and renewal of a stock repurchase program. A press release making this announcement was filed by exhibit.
      *     On May 16, 2001, the Company filed a Form 8-K reporting under
            Item 5 the issuance of a first quarter newsletter. A copy of the newsletter was filed by exhibit.
      *     On May 24, 2001, the Company filed a Form 8-K reporting under
            Item 5 the annual meeting shareholder vote results. A press release making this announcement was filed by exhibit.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASSACHUSETTS FINCORP, INC.



Date: August 13, 2001                  By:  /s/Paul C. Green
                                       ------------------------------------
                                       Paul C. Green
                                       President and Chief Executive
                                       Officer


Date:  August 13, 2001                 By:  /s/Gary M. Abrams
                                       ------------------------------------
                                       Gary M. Abrams
                                       Chief Financial Officer and
                                       Treasurer (accounting and financial
                                       officer)