Form 10QSB
period 2001-09-30
MASSACHUSETTS FINCORP INC
filed 2001-11-14
CIK 1066170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-24791

                         MASSACHUSETTS FINCORP, INC.
--------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

Delaware                                                        04-3431804
--------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         identification No.)

70 Quincy Avenue, Quincy, Massachusetts                              02169
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(617) 769-1100
--------------------------------------------------------------------------
(Issuer's telephone number, including area code)

Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No  [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 523,884 shares of common stock, par value $0.01 per share, outstanding as of November 13, 2001.

                         MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB
                                    Index

PART I. FINANCIAL INFORMATION                                        3

Item 1.      Financial Statements                                    3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9

PART II.     OTHER INFORMATION                                      16

Item 1.      Legal Proceedings                                      16

Item 2.      Changes in Securities and Use of Proceeds              16

Item 3.      Defaults Upon Senior Securities                        16

Item 4.      Submission of Matters to a Vote of Security Holders    16

Item 5.      Other Information                                      16

Item 6.      Exhibits and Reports on Form 8-K                       16

Exhibit 11.  Statement Re: Computation of Per Share Earnings        17

SIGNATURES                                                          18

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                              September 30,     December 31,
                                                  2001              2000
                                              -------------     ------------
                                               (unaudited)

ASSETS
Cash and due from banks                      $  3,079,226      $  2,098,449
Federal funds sold                              6,581,473         3,420,685
                                             ------------------------------
      Total cash and cash equivalents           9,660,699         5,519,134

Securities available for sale                  21,657,994        15,039,257
Securities held to maturity                       504,587           512,843
Federal Home Loan Bank Stock, at cost           1,131,500         1,131,500
Mortgage loans held for sale                    8,021,008         1,585,330

Loans                                          77,653,192        85,122,944
Less:  allowance for loan losses                 (713,513)         (764,479)
                                             ------------------------------
      Loans, net                               76,939,679        84,358,465

Banking premises and equipment, net.            4,019,502         4,080,332
Accrued interest receivable                       711,756           602,738
Due from Co-operative Central Bank                242,850           242,850
Other assets                                      240,202           129,629
                                             ------------------------------

                                             $123,129,777      $113,202,078
                                             ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                     $ 96,334,438      $ 89,121,397
Federal Home Loan Bank borrowings              15,838,168        13,598,922
Mortgagor's escrow accounts                       294,093           381,111
Accrued expenses and other liabilities          1,006,731           420,100
                                             ------------------------------
      Total liabilities                       113,473,430       103,521,530
                                             ------------------------------

Commitments and contingencies                           -                 -

Preferred stock, par value $.01 per
 share, 500,000 shares authorized;
 no shares are issued or outstanding.                   -                 -
Common stock par value $.01 per share,
 2,500,000 shares authorized;
 600,059 and 545,481shares issued
 and outstanding, respectively                      6,001             5,455
Treasury stock at cost, 76,175 and
 27,250 shares' respectively                   (1,103,561)         (387,456)
Purchase of common stock for stock based
 incentive plan,24,002 and 8,900 shares,
 respectively.                                   (313,170)         (122,978)
Additional paid-in capital.                     5,932,024         5,141,285
Unallocated ESOP shares.                         (305,466)         (305,466)
Unearned stock awards.                           (155,573)         (205,102)
Retained earnings.                              5,457,254         5,644,812
Accumulated other comprehensive income            138,838           (90,002)
                                             ------------------------------
      Total Shareholders' equity                9,656,347         9,680,548
                                             ------------------------------

                                             $123,129,777      $113,202,078
                                             ==============================

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Three Months Ended      For the Nine Months Ended
                                                        September 30,                   September 30,
                                                 --------------------------      -------------------------
                                                    2001            2000            2001            2000
                                                    ----            ----            ----            ----
                                                         (unaudited)                     (unaudited)

Interest and dividend income:
  Interest and fees on loans                     $1,685,528      $1,759,614      $5,240,947      $5,088,415
  Interest  on investments                          312,166         215,276         849,235         603,819
  Dividends on investments                           41,616          33,138         129,391         122,779
  Interest on Federal funds sold                     46,406          70,234         106,456         112,414
                                                 ----------------------------------------------------------
      Total interest and dividend income          2,085,716       2,078,262       6,326,029       5,927,427
                                                 ----------------------------------------------------------
Interest expense:
  Interest on deposit accounts                      765,138         964,676       2,591,874       2,477,769
  Interest on borrowed funds                        250,999         279,213         719,756         919,778
                                                 ----------------------------------------------------------
      Total interest expense                      1,016,137       1,243,889       3,311,630       3,397,547
                                                 ----------------------------------------------------------
Net interest income                               1,069,579         834,373       3,014,399       2,529,880
Provision for loan losses                           (10,833)        (41,255)        (83,349)        (19,958)
                                                 ----------------------------------------------------------
Net interest income, after provision for
 loan losses                                      1,080,412         875,628       3,097,748       2,549,838
                                                 ----------------------------------------------------------

Non-interest income:
  Customer service fees                              66,939          36,648         176,379         106,148
  Loan fees and gain on sale of loans and
   loan servicing rights                            181,765          42,552         434,941          69,921
  Net gain on sales of securities
   available for sale                                     -               -              (5)              -
  Miscellaneous                                      26,496          30,603          78,107          68,258
                                                 ----------------------------------------------------------
      Total non-interest  income                    275,200         109,803         689,422         244,327
                                                 ----------------------------------------------------------

Non-interest expense:
  Salaries and employee benefits                    537,632         505,311       1,598,043       1,424,887
  Occupancy and equipment                           126,454         122,760         405,971         361,051
  Data processing                                    58,352          38,741         153,089         134,706
  Contributions                                       1,275             445           3,004           2,075
  Other general and administrative                  255,469         173,191         669,086         624,678
                                                 ----------------------------------------------------------
      Total non-interest expense                    979,182         840,448       2,829,193       2,547,397
                                                 ----------------------------------------------------------
Income before income tax provision                  376,430         144,983         957,977         246,768
Income tax provision                                139,807          39,522         354,154          79,263
                                                 ----------------------------------------------------------
Net income                                       $  236,623      $  105,461      $  603,823      $  167,505
                                                 ==========================================================

Other comprehensive income, net of tax:
Unrealized holding gains (loss) arising
 during the period                                  140,284         110,954         228,840         115,674
Less:  reclassification adjustment for
       (gains) included in net income                     -               -               3               -
                                                 ----------------------------------------------------------
Other comprehensive income (loss), net of tax       140,284         110,954         228,843         115,674
                                                 ----------------------------------------------------------
Comprehensive income                             $  376,907      $  216,415      $  832,666      $  283,179
                                                 ==========================================================

Earnings Per Share:
Basic                                            $     0.47      $     0.19      $     1.15      $     0.30
Diluted                                          $     0.45      $     0.19      $     1.12      $     0.30

Weighted Average Shares Outstanding:
Basic                                               502,262         554,358         524,065         557,191
Diluted                                             520,587         564,378         539,334         566,177

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Period Ended September 30, 2001 and 2000
                                 (unaudited)

                                                                                                           Accumulated
                                                 Unvested   Additional             Unallocated  Unearned      Other
                          Common    Treasury      Stock      Paid-in     Retained      ESOP       Stock   Comprehensive
                          Stock      Stock        Awards     Capital     Earnings     Shares      Awards   Income (Loss)   Total
                          ------    --------     --------   ----------   --------  -----------  --------  --------------   -----

Balance at
 December 31, 1999        $5,455  $         -   $       -   $5,129,472  $5,406,346  $(349,104)  $(255,236)  $(314,960)  $9,621,973
Stock awards
 amortization.                 -            -           -            -           -          -      37,041           -       37,041
Purchase of treasury
 stock.                        -     (287,494)          -            -           -          -           -           -     (287,494)
Net income for the
 period ended
 September 30, 2000            -            -           -            -     167,505          -           -           -      167,505
Other comprehensive
 income, net of tax            -            -           -            -           -          -           -     115,674      115,674
                          ---------------------------------------------------------------------------------------------------------
Balance at
 September 30, 2000       $5,455  $  (287,494)  $       -   $5,129,472  $5,573,851  $(349,104)  $(218,195)  $(199,286)  $9,654,699
                          ========================================================================================================

Balance at
 December 31, 2000        $5,455  $  (387,456)  $(122,978)  $5,141,285  $5,644,812  $(305,466)  $(205,102)  $ (90,002)  $9,680,548
Stock awards
 amortization                  -            -           -            -           -          -      39,276           -       39,276
Purchase of treasury
 stock.                        -     (716,105)          -            -           -          -           -           -     (716,105)
Purchase of common
 stock for stock
 incentive plan.               -            -    (190,192)           -           -          -           -           -     (190,192)
10% stock dividend.          546            -           -      790,835    (791,381)         -           -           -            -
Stock awards compen-
 sation expense.               -            -           -      (10,512)          -          -      10,253           -         (259)
ESOP shares compens-
 ation expense.                -            -           -       10,416           -          -           -           -       10,416
Net income for the
 period ended
 September 30, 2001            -            -           -            -     603,823          -           -           -      603,823
Other comprehensive
 income, net of tax            -            -           -            -           -          -           -     228,840      228,840
                          ---------------------------------------------------------------------------------------------------------
Balance at
 September 30, 2001       $6,001  $(1,103,561)  $(313,170)  $5,932,024  $5,457,254  $(305,466)  $(155,573)  $ 138,838   $9,656,347
                          ========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                       2001               2000
                                                                       ----               ----
                                                                            (unaudited)

Cash flow activities:
  Net income                                                      $    603,823       $    167,505
  Adjustment to reconcile net income to net cash
   (used)provided by operating activities
    Provision (credit) for loan losses.                                (83,349)           (19,958)
    ESOP compensation expense.                                         (34,842)           (34,842)
    Stock awards expense.                                               49,529             37,041
    Depreciation and amortization expense                              193,381            191,490
    Net loss (gain) on sales of securities available for sale                5                  -
    Loans originated for sale                                      (50,102,228)        (9,247,743)
    Principal balance on loans sold                                 43,666,550          8,634,868
    Amortization of deferred loan fees                                  61,767            167,051
    Amortization of investment securities,
     net of accretion                                                    7,159             17,184
    Increase in accrued interest receivable                           (109,018)          (146,458)
    Increase in other assets                                          (110,573)           127,843
    Deferred tax provision (benefit).                                        -            (84,187)
    Decrease in accrued expenses
     and other liabilities                                             586,631             36,058
                                                                  -------------------------------

      Net cash used by operating
       activities                                                   (5,271,165)          (154,148)
                                                                  -------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                        (10,240,677)        (1,685,779)
  Proceeds from maturities of securities available for sale            305,000            370,000
  Proceeds from maturities of securities held to maturity                    -                  -
  Proceeds from sales and calls of securities available
   for sale                                                          3,313,939                  -
  Purchase of Federal Home Loan Bank stock                                   -            (35,000)
  Principal payments received on mortgage-backed and
   asset backed securities                                             360,944            413,503
  Loan originations and principal payments, net                      7,347,103        (10,691,217)
  Purchase of banking premises and equipment                          (132,551)          (420,968)
                                                                  -------------------------------

      Net cash provided used by investing
       activities                                                      953,758        (12,049,461)
                                                                  -------------------------------

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED  STATEMENTS OF CASH FLOWS - CONCLUDED

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                       2001               2000
                                                                       ----               ----
                                                                            (unaudited)

Cash flows from financing activities:
  Net  change in deposits                                            7,213,041         22,806,802
  Net decrease in Federal Home Loan Bank
   advances with maturities less than three months                           -           (687,000)
  Federal Home Loan Bank advances with maturities
   in excess of three months                                         7,334,000         18,200,000
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                        (5,094,754)       (24,746,356)
     Net decrease in mortgagor's escrow accounts                       (87,018)           (60,162)
     Acquisition of treasury stock                                    (716,105)          (287,494)
     Purchase of common stock for stock based incentive plan          (190,192)                 -
                                                                  -------------------------------

      Net cash provided by financing activities                      8,458,972         15,225,790
                                                                  -------------------------------

Net change in cash and cash equivalents                              4,141,565          3,022,181

Cash and cash equivalents at beginning of year                       5,519,134          3,080,937
                                                                  -------------------------------

Cash and cash equivalents at end of year                          $  9,660,699       $  6,103,118
                                                                  ===============================

Supplementary Information
  Interest paid on deposit accounts                               $  2,588,717       $  2,467,085
  Interest paid on borrowed funds                                      564,525            937,538
  Income tax payments (refunds), net                                    90,612             80,912

See accompanying notes to unaudited consolidated financial statements.

                          MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Massachusetts Fincorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended December 31, 2000, filed with the Securities and Exchange Commission.

(2)   REORGANIZATION AND STOCK OFFERING

      The Company was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds of $4.9 million, which it retained for general business activities and to form and capitalize the Employee Stock Ownership Plan (the "ESOP") Loan Subsidiary, which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion. Through September 30, 2001, the Company has purchased 100,177 shares of its common stock at a cost of $1,416,726.75, of which 24,002 shares are allocated to the Stock Based Incentive Plan and 76,175 shares are being held as treasury stock. The company has funded all shares authorized under its Stock Based Incentive Plan. The Company has subsequently transferred all remaining unused and available capital to the Bank.

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

      Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

      Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

General

      The Bank is a community-oriented co-operative bank, which was originally organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its three full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences. Approximately 30% of the Bank's portfolio consist of multi-family, commercial real estate, and construction loans. The Bank intends to continue to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its three full-service banking offices located in the greater Boston metropolitan area. The Bank originates loans both for investment and sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated, and to a lesser extent, interest and dividends on investment securities, service charges on deposit accounts and gains from the sale of mortgage loans. The Bank's primary sources of funds are retail savings deposits, and to a lesser extent, principal and interest payments on loans and investment securities, advances from Federal Home Loan Bank ("FHLB"), and proceeds from the sale of loans.

      Through September 30, 2001, the Company has purchased 100,177 shares of its common stock at a cost of $1,416,726.75, of which 24,002 shares are allocated to the Stock Based Incentive Plan and 76,175 shares are being held as treasury stock. The company has funded all shares authorized under its Stock Based Incentive Plan. The Company announced a 5% repurchase plan that became effective on October 25, 2001 which authorized the repurchase of 26,194 shares. The repurchase plan ends on April 25, 2002.

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

                                                                   For the Nine Months Ended
                                                                         (unaudited)
                                           -----------------------------------------------------------------------
                                                   September 30, 2001                     September 30, 2000
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
                                                                    (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments                $  3,807      $  117        4.10%      $  2,720      $  122        5.98%
    Securities                               17,283         839        6.47%        11,695         595        6.78%
    Mortgage loans, net                      83,134       5,023        8.06%        82,254       4,930        7.99%
    Other loans.                              3,145         218        9.24%         2,086         158       10.10%
                                           --------      ------                   --------      ------
        Total interest earning asssets      107,369       6,197        7.70%        98,755       5,805        7.84%
    Noninterest-earning assets                5,608                                  5,730
                                           --------                               --------
    Equity securities                         2,738         129        6.28%         2,430         123        6.75%
                                           --------      ------                   --------      ------
        Total assets                       $115,715      $6,326                   $106,915      $5,928
                                           ========      ------                   ========      ------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                     $ 16,889      $  270        2.13%      $ 10,768      $  164        2.03%
      Money market accounts                      61           1        2.19%            99           2        2.69%
      Now accounts                           23,224         618        3.55%        19,792         603        4.06%
      Certificates of deposit                41,642       1,703        5.45%        41,128       1,709        5.54%
                                           --------      ------                   --------      ------
      Total deposits                         81,816       2,592        4.22%        71,787       2,478        4.60%
    FHLB advances                            15,231         720        6.30%        19,530         920        6.28%
                                           --------      ------                   --------      ------
  Total interest bearing liabilities         97,047       3,312        4.55%        91,317       3,398        4.96%
                                           --------      ------                   --------      ------
Noninterest -bearing demand
 checking accounts                            7,279                                  4,551
Noninterest-bearing liabilities               1,434                                  1,322
                                           --------                               --------
        Total liabilities                   105,760                                 97,190
Total surplus                                 9,955                                  9,725
                                           --------                               --------
        Total liabilities and surplus      $115,715                               $106,915
                                           ========                               ========
Net interest income                                      $3,014                                 $2,530
                                                         ======                                 ======
Net interest income/interest
 rate spread                                                           3.15%                                  2.88%
                                                                     ======                                 ======
Net interest margin as a percent
 of interest-earning assets                                            3.74%                                  3.42%
                                                                     ======                                 ======
Ratio of interest-earning assets
 to interest-bearing liabilities                                     110.64%                                108.15%
                                                                     ======                                 ======

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

      The Company's total assets increased by $9.9 million, or 8.8% for the nine months ended September 30, 2001 from $113.2 million at December 31, 2000 to $123.1 million. The increase was due to a $6.4 million growth in loans held for sale from $1.6 million at December 31, 2000 to $8.0 million at September 30, 2001 and a $6.6 million increase in securities available for sale from $15.0 million at December 31, 2000 to $21.7 million at
September 30, 2001.   These increases were partially offset by a decrease
in portfolio loans of $7.5 million from $84.4 million at December 31, 2000 to $76.9 million at September 31, 2001. The reduction in the loan portfolio during this period was a result of a decreasing interest rate environment in which the Bank experienced increased loan prepayment speeds as refinancing activity increased. Additionally, cash and cash equivalents increased by $4.2 million from $5.5 million at December 31, 2000 to $9.7 million at September 30, 2001 which is a result of the increase in deposit balances of $7.2 million from $89.1 at December 31, 2000 to $96.3 million at September 30, 2001. The net increase follows the strategic plan that calls for an increase in mortgage-banking activity and the implementation of a $5.0 million leveraged investment security transaction to increase net interest income. The increase in cash and equivalents was intended to allow the Company to pay down maturing Federal Home Loan Bank borrowings.

      Non-performing assets totaled $14,653 at September 30, 2001 and zero at December 31, 2000.

Comparison of Operating Results for the Three Months Ended
 September 30, 2001 and 2000

General

      Net income for the three months ended September 30, 2001 totaled $236,000, or $0.45 diluted earnings per share, compared to $105,000 or $0.19 diluted earnings per share for the same period last year. The improvement in net income for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was a result of increased net interest income of $205,000, higher levels of gains on sale of loans of $139,000, and an increase in customer service fees of $30,000. These increases were partially offset by increases in non-interest expenses of $139,000, an increase in income tax provision of $100,000 and a reduction in provision loan losses of $30,000. Net interest income increased $205,000 or 23.4% from $876,000 for the three months ended September 30, 2000 to $1.1 million for the three months ended September 30 2001 due primarily to an increase in the Bank's earning asset base coupled with a sharp decline in the Bank's cost of funds. Other income for the three months ended September 30, 2001 increased $165,000 or 150.6%. This increase was centered primarily in gains on loans sold, the total of which increased from $43,000 for the three months ended September 30, 2000 to $182,000 for the three months ended September 30, 2001. Total operating expenses increased $139,000 or 16.5% from $840,000 for the three months ended September 30, 2000 to $979,000 for the three months ended September 30, 2001. The increase in operating expenses can be attributed primarily to the higher levels of advertising, professional and printing fees, increases in retirement, payroll taxes, medical/dental premiums, and real estate taxes on bank-owned buildings.

Interest and Dividend Income

      Interest and dividend income for the three months ended September 30, 2001 totaled $2.1 million, an increase of $7,000 or 0.3% from $2.1 million for the three months ended September 30, 2000. A $97,000 increase in interest and dividend income on investments contributed to the increase in interest income. This increase was primarily offset by a decrease of $74,000 on interest and fees on loans.

Interest Expense

      Interest expense for the three months ended September 30, 2001 was $1.0 million compared to $1.2 million for the three months ended September 30, 2000, a decrease of $228,000 or 18.3%. The decrease in interest expense was the net result of a $5.7 million increase in average interest bearing liabilities and a 41 basis point drop in the average cost of interest bearing liabilities. The increase in average interest bearing liabilities was primarily due to a $6.1 million or 56.8% increase in average savings accounts to $16.9 million, for the three months ended September 30, 2001 as compared to $10.8 million for the three months ended September 30, 2000. Also, average interest bearing checking accounts increased $3.4 million or 17.3% from $19.8 million for the three months ended September 30, 2000 to $23.2 million for the three months ended September 30, 2001. Additionally, average term certificates of deposit increased $0.5 million, or 1.2% to $41.6 million for the three months ended September 30, 2001 as compared to $41.1 million, for the three months ended September 30, 2000. The increase in savings and interest bearing checking accounts was mainly the result of the Bank's promotion of high yield, tiered interest checking and savings products for retail customers and the increase in term certificates was the promotion of a new 11-month term certificate. Average FHLB borrowings decreased $4.3 million, or 22.0% to $15.2 million for the three months ended September 30, 2001 as compared to $19.5 million, for the three months ended September 30, 2000.

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

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at September 30, 2001, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. As a result of recoveries of $10,000 and decreasing loan balances for the three months ended September 30, 2001, the Company realized an $11,000 recovery of the provision for loan losses compared to a recovery of $41,000 for the three months ended September 30, 2000. The allowance for loan losses was $714,000 at September 30, 2001 and $764,000 at December 31, 2000, which was 0.92% and 0.90% of total loans at each period end, respectively.

Net Interest Income

      Net interest income before provision for loan losses increased $235,000, or 28.2%, to $1.1 million for the three months ended September 30, 2001 from $834,000 for the same period in 2000. The increase was due to a combination of an increase in average interest earning assets in excess of average interest bearing liabilities of $2.8 million, and the effect of a 27 basis point increase in interest rate spread from 2.88% for the three months ended September 30, 2000 to 3.15% for the three months ended September 30, 2001. Additionally, the net interest margin increased from 3.42% to 3.74% during the same period.

Non-Interest Income

      Non-interest income increased $165,000, or 150.6% to $275,000 for the three months ended September 30, 2001 from $110,000 for the three months ended September 30, 2000. This increase was primarily due to a $139,000 increase in the gain on sale of loans, resulting from increased mortgage banking activity. The continued success of the mortgage banking activity and the corresponding continued levels of gains on sale of loans is dependant on many factors including staffing, interest rates, origination volume, refinancing activity as well as other general economic conditions. Additionally, gains on sale of loans will also be affected by the percentage of loans originated that management directs to the Bank's loan portfolio. Therefore, there can be no assurances that the level of gains on sale of loans will continue consistently in the future.

      An increase in service fees of $30,000 on customer accounts also contributed to the increase in non-interest income.

Non-Interest Expense

      Non-interest expense for the three months ended September 30, 2001 increased $139,000, or 16.5%, to $979,000 from $840,000 for the three months ended September 30, 2000. The increase was mainly the result of an $82,000 increase in other general and administrative expenses, which included printing, professional, and advertising fees. The Bank experienced additional non-interest expense increases in retirement, medical/dental premiums, payroll taxes and real estate taxes on the Bank-owned building as well as data processing expenses.

Income Tax Expense

      Income tax expense differs from statutory tax rates due to the effect of permanent differences such as tax credits and dividends received deductions.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

General

      Net income for the nine months ended September 30, 2001 was $604,000, compared with net income of $168,000 for the nine months ended September 30, 2000. The increase in net income is primarily the result of stronger net interest income, a recovery in the provision for loan losses and increased gains on sale of mortgage loans.

      Net interest income before provision for loan losses increased from $2.5 million for the nine months ended September 30, 2000 to $3.0 million for the nine months ended September 30, 2001, an increase of $484,000 or 19.1%. The net interest margin increased from 3.42% to 3.74%, when comparing the nine months ended September 30, 2000 and 2001. The Bank experienced an $83,000 recovery in the provision for loan losses for the nine months ended September 30, 2001 compared to a recovery of $20,000 during the nine months ended September 30, 2000. Total non-interest income increased $445,000 or 182.2% from $244,000 for the nine months ended September 30, 2000 to $689,000 for the nine months ended September 30, 2001 due to higher gains on sale of loans as a result of stronger mortgage banking activity and increased customer service fees.

Interest and Dividend Income

      Total interest and dividend income increased $398,000 or 6.7% from $5.9 million for the nine months ended September 30, 2000 to $6.3 million for the nine months ended September 30, 2001. The increase is primarily the result of increased levels of interest and fees on loans and interest on investments.

      Interest and fees on loans increased $152,000 or 3.0% from $5.1 million to $5.2 million for the nine months ended September 30, 2000 and 2001 due to higher average balances outstanding and increased yield on the loan portfolio. The average balance for the nine months ended September 30, 2001 increased to $83.1 million from $82.3 million at September 30, 2000, an increase of $0.9 million or 1.1% while the average yield on the loan portfolio increased by seven basis points from 7.99% to 8.06% during the same periods. Interest on investment securities increased $245,000 or 40.6% from $604,000 to $849,000 when comparing the nine month periods ended September 30, 2000 and 2001, respectively. The increase is mainly attributable to an increase in the average balance of securities. The average balance of investment securities for the nine months ended September 30, 2001 was $17.3 million an increase of $5.6 million or 47.8% compared to $11.7 million for the six months ended September 30, 2000 primarily due to the purchase of a $5.0 million U.S. Agency mortgage-backed security.

Interest Expense

      Total interest expense decreased $86,000 or 2.5% from $3.4 million for the nine months ended September 30, 2000 to $3.3 million for the nine months ended September 30, 2001. Interest on deposits increased $114,000 or 4.6% from $2.5 million for the nine months ended September 30, 2000, to $2.6 million for the nine months ended September 30, 2001 due primarily to a $10.0 million or 14.0% increase in the average balance of interest-bearing deposits during the same period and a reduction of interest cost of 38 basis points. The substantial increase in the average balance of outstanding deposits during the first nine months of 2001 compared to the same period of 2000 was a result of the promotion of high yield tiered checking and savings products for retail customers. Offsetting the increase in interest on deposits was a reduction in average outstanding FHLB borrowings from $19.5 million for the nine months ended September 30, 2000 to $15.2 million for the nine months ended September 30, 2001 corresponding to a $200,000 reduction of interest expense on borrowed funds during this period from $920,000 to $720,000.

Provision for Loan Loss

      The Bank recorded a recovery of the provision for loan losses of $83,000 for the nine months ended September 30, 2001, compared to a recovery of $20,000 for the nine months ended September 30, 2000 due primarily to a decrease in gross loans outstanding. Management believes that the allowance for loan loss reported on the balance sheet at September 30, 2001 is adequate to absorb losses that are inherent in the loan portfolio.

Net Interest Income

      Net interest income before provision for loan losses for the nine months ended September 30, 2001 was $3.0 million, an increase of $484,000 or 19.1%, compared to $2.5 million for the nine months ended September 30, 2000. The increase was driven by the Bank's planned growth, the result of which was an increase in average earning assets of $8.6 million. The positive effect of this growth was enhanced by an increase in the interest rate spread from 2.88% for the nine months ended September 30, 2000 to 3.15% for the nine months ended September 30, 2001 and improvement in the net interest margin during the same period of 3.42% to 3.74%. Deposits in excess of net loan originations accumulated in 2001 were used to either retire borrowings or to purchase investment securities.

Provision for Loan Loss

      The Bank recorded a recovery of the provision for loan losses of $83,000 for the nine months ended September 30, 2001, compared to a recovery of $20,000 for the nine months ended September 30, 2000 due primarily to a decrease in gross loans outstanding. Management believes that the allowance for loan loss reported on the balance sheet at September 30, 2001 is adequate to absorb losses that are inherent in the loan portfolio.

Non-interest Income

      The Bank recorded total non-interest income of $689,000 for the nine months ended September 30, 2001, compared with $244,000 for the nine months ended September 30, 2000. This increase is primarily due to an increase in gain on sale of loans of $365,000, which may be attributed to declining interest rates, and management's decision to increase its mortgage banking activity. Management has recently expanded the loan origination staff, and believes this investment has paid off with an increase in gain on sale of loans. The continued success of the mortgage banking activity and the corresponding continued levels of gains on sale of loans is dependant on many factors including staffing, interest rates, origination volume, refinancing activity as well as other general economic conditions. Additionally, gains on sale of loans will also be affected by the percentage of loans originated that management directs to the Bank's loan portfolio. Therefore, there can be no assurances that the level of gains on sale of loans will continue consistently in the future.

      Customer service fee income increased $70,000, growing from $106,000 for the nine months ended September 30, 2000 to $176,000 for the nine months ended September 30, 2001 due to volume and fee increases.

Non-interest expenses

      Total non-interest expense increased from $2.5 million for the nine months ended September 30, 2000 to $2.8 million for the nine months ended September 30, 2001, an increase of $282,000 or 11.1%. This increase is mainly attributable to salaries and benefits increasing by $173,000. Approximately 50% of the increase in salaries and benefits are a result of higher commission expense associated with higher volume in the mortgage banking operation. Additionally, higher non-interest expenses were due to period over period increases in retirement, medical/dental premiums, payroll taxes and incentive compensation.

      Occupancy and equipment expenses increased by $45,000 for the nine months ended September 30, 2001 compared to the same period in 2000 due primarily to higher real estate taxes on the Bank-owned building. Other operating expenses increased from $625,000 for the nine months ended September 30, 2000 to $669,000 for the nine months ended September 30, 2001 due to an increase in professional fees.

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

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to-four family mortgage loans, and, to a lesser extent, multi-family, commercial real estate loans, construction loans, home equity lines of credit and consumer loans, investment in mortgage-backed securities, U.S. Government and agency obligations, and corporate equity securities and debt obligations. During the nine months ended September 30, 2001 and 2000, the Bank's loan originations totaled $69.2 million and $40.5 million, respectively. The Bank's increased mortgage banking activity produced loan sales totaling $55.0 million for the nine months ended September 30, 2001 versus $9.9 million for the same period last year. For the nine months ended September 30, 2001 and 2000, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $22.2 million and $13.7 million, respectively. The Bank experienced a net increase in total deposits of $7.2 million for the nine months ended September 30, 2001, compared to an increase of $22.8 million for the nine months ended September 30, 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank has total FHLB borrowing capacity of approximately $45.5 million at September 30, 2001 at which time the Bank had $15.8 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $13.5 million at September 30, 2001. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2001, totaled $33.4 million. From September 30, 2000 to September 30, 2001, the Bank experienced a 65.7% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $8.6 million, or 12.4% of adjusted assets, which is above the required level of $2.8 million, or 4.0%, and risk-based capital of $7.9 million, or 11.3% of adjusted assets, which is above the required level of $5.6 million, or 8.0%.

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

      None

Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Exhibit
      Number
      ------

       2.1    Plan of Conversion of The Massachusetts Co-operative
              Bank (1)
       3 1    Certificate of Incorporation of Massachusetts Fincorp,
              Inc. (1)
       3.2    Bylaws of Massachusetts Fincorp, Inc. (2)
       4.0    Draft Stock Certificate of Massachusetts Fincorp, Inc. (1)
      11.0    Statement Re: Computation of Per Share Earnings
      23.0    Consent of accountants and counsel
____________________
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
(2) Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.

      (b)  Reports on Form 8-K

            * On July 27, 2001, the Company filed a Form 8-K reporting under Item 5 the announcement of the second quarter earnings. A press release making this announcement was filed by exhibit.
            * On August 15, 2001, the Company filed a Form 8-K reporting under Item 5 the announcement of a new share repurchase authority and execution of stock repurchase. A press release making this announcement was filed by exhibit.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MASSACHUSETTS FINCORP, INC.



Date: November 13, 2001                By:  /s/Paul C. Green
                                            -----------------------------
                                            Paul C. Green
                                            President and Chief Executive
                                            Officer


Date:  November 13, 2001               By:  /s/Timothy C King
                                            -----------------------------
                                            Timothy C. King
                                            Chief Financial Officer and
                                            Treasurer