Form 10KSB
period 2001-12-31
MASSACHUSETTS FINCORP INC
filed 2002-03-25
CIK 1066170

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Fiscal Year Ended December 31, 2001

                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-24791

                         MASSACHUSETTS FINCORP, INC
                         --------------------------
               (Name of small business issuer in its charter)

                 Delaware                               04-3431804
---------------------------------------------      -------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
             or organization)                      Identification No.)

70 Quincy Avenue, Quincy, Massachusetts                   02169
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:                         (617) 769-1100
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

      The Issuer's revenues for the fiscal year under report were $8,339,117.

      As of March 21, 2002, there were issued and outstanding 523,884 shares of the Registrant's Common Stock. Based on the average of the bid and ask prices, the aggregate market value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 21, 2002, was $7,785,896 (409,784 shares at $19.00 per share).

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                    INDEX

PART I                                                                     3

  ITEM 1.   DESCRIPTION OF BUSINESS                                        3

  ITEM 2.   DESCRIPTION OF PROPERTY                                       24

  ITEM 3.   LEGAL PROCEEDINGS                                             25

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           25

PART II                                                                   26

  ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTER                                            26

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           26

  ITEM 7    FINANCIAL STATEMENTS                                          39

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                           67

PART III                                                                  68

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT    68

  ITEM 10.  EXECUTIVE COMPENSATION                                        68

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                    68

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                68

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              68

SIGNATURES                                                                70

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

      Massachusetts Fincorp, Inc. (the "Company") was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds amounting to $4.9 million, which it used for general business activities. During 2001, the Company has used $716,000 to repurchase 46,200 shares of its common stock. The company has also issued an additional 51,823 shares in the form of a stock dividend. At December 31, 2001, a total of 523,884 have been issued and are outstanding. In the normal course of business, the Company formed and capitalized the Employee Stock Ownership Plan ("ESOP") Loan Subsidiary (MCB Funding), which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion. At December 31, 2001, the Company had total assets of $120.7 million and stockholders' equity of $9.8 million.

      The Bank is a community-oriented co-operative bank, which was organized in 1908 as The Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the public in the areas surrounding its three full-service banking offices. The Bank invests those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences, multi-family residences and commercial real estate, and construction loans. To a lesser extent, the Bank invests in home equity lines of credit and consumer loans. The Bank operates through its three full-service banking offices located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are retail savings deposits, advances from the Federal Home Loan Bank of Boston ("FHLB") and, to a lesser extent, principal and interest payments on loans and investment securities, and proceeds from the sale of loans.

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


                                                                 At December 31,
                                        -----------------------------------------------------------------
                                               2001                   2000                   1999
                                        -------------------    -------------------    -------------------
                                                   Percent                Percent                Percent
                                        Amount     of Total    Amount     of Total    Amount     of Total
                                        -------    --------    -------    --------    -------    --------
                                                                  (In Thousands)

Mortgage loans:
  One- to four-family                   $45,102     60.76%     $59,913     70.53%     $54,130     72.67%
  Multi-family                            9,940     13.39%       7,787     10.24%       7,715     10.24%
  Commercial real estate                  7,887     10.63%       5,755      6.78%       4,283      5.75%
  Construction, net of due mortgagor      7,918     10.67%       7,122      8.38%       7,829     10.51%
  Home equity lines                         994      1.34%         919      1.08%         260      0.35%
                                        ----------------------------------------------------------------
      Total mortgage loans               71,841     96.78%      81,496     95.94%      74,217     99.63%
                                        ----------------------------------------------------------------

Consumer loans:
  Auto loans                                244      0.33%         407      0.48%         208      0.28%
  Loans on savings accounts                  41      0.06%          45      0.05%          41      0.06%
                                        ----------------------------------------------------------------
      Total consumer loans                  285      0.38%         452      0.53%         249      0.33%
                                        ----------------------------------------------------------------
Other loans                               2,103      2.83%       2,993      3.52%          24      0.03%
                                        ----------------------------------------------------------------
Total loans                              74,229    100.00%      84,941    100.00%      74,490    100.00%
                                                   ======                 ======                 ======

Less:
  Deferred loan fees                       (312)                   181                     35
  Allowance for loan losses                (697)                  (764)                  (596)
                                        -------                -------                -------
Loans, net                              $73,220                $84,358                $73,929
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

      Generally, all adjustable-rate mortgage loans originated by the Bank are originated for investment. While it has historically originated all fixed-rate, one-to-four family mortgage loans for sale in the secondary market, since the early part of 2000, the Bank has adopted a strategy of retaining certain one-to-four family fixed-rate loans for its portfolio. The decision to retain is based on various factors, including its asset/liability position and market interest rates. Mortgage loan products currently originated for sale include loans that conform to the underwriting standards specified by Fannie Mae ("conforming loans") and, to a lesser extent, loans which do not conform to Fannie Mae standards due to loan amounts ("jumbo loans"). Some one-to-four family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with Fannie Mae and other investors to purchase loans meeting such investor's defined criteria. Although the Bank has entered into such master commitment contracts, such contracts generally do not require the purchasers to buy or the Bank to deliver a specific amount of mortgage loans. All conforming loans currently sold by the Bank are sold to Fannie Mae and private investors and all non-conforming loans, which are sold, are generally sold to private investors. Sales of loans are currently made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to Fannie Mae and generally releases the servicing rights on the mortgage loans sold to private investors.

      At December 31, 2001, the Bank was servicing $3.1 million of loans for others, primarily consisting of conforming fixed-rate mortgage loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

      During the years ended December 31, 2001 and December 31, 2000, the Bank originated $91.5 million and $32.1 million of one-to-four family loans, respectively, of which $10.2 million and $14.1 million, respectively, were retained by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. In the three years ended December 31, 2001, the fair market value of servicing rights under SFAS No. 140 were not material and were not recognized in the financial statements for those periods.

      Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $27.1 million, $25.9 million and $26.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.


                                                                      At December 31, 2001
                             ------------------------------------------------------------------------------------------------------
                             One-to                                                                 Loans on               Total
                             Four-      Multi-    Commercial     Construction     Home     Auto     Savings                Loans
                             Family     Family    Real Estate      and Land      Equity    Loans    Accounts    Other    Receivable
                             ------     ------    -----------    ------------    ------    -----    --------    -----    ----------
                                                                          (In Thousands)

Amounts due:
  Within one year            $   745                 $   12         $6,880                 $ 18        $41                $ 7,696
                             ----------------------------------------------------------------------------------------------------

  After one year:
    More than one year
     to three years              143                                   106                  145                               394
    More than three years
     to five years               288                 $   34            698                   81                 $  381      1,482
    More than five years
     to 10 years               2,886    $9,057        6,376                      $184                              139     18,642
    More than 10 years
     to 20 years               6,769       616        1,465            234        810                            1,583     11,477
    More than 20 years(1)     34,271       267                                                                             34,538
                             ----------------------------------------------------------------------------------------------------

      Total due after
       December 31, 2002      44,357     9,940        7,875          1,038        994       226          -       2,103     66,533
                             ====================================================================================================
      Total amount due
       (gross)               $45,102    $9,940       $7,887         $7,918       $994      $244        $41      $2,103    $74,229

Less:
Deferred loan fees, net                                                                                                      (312)
Allowance for loan losses                                                                                                    (697)
                                                                                                                          -------
Total loans, net                                                                                                          $73,220
                                                                                                                          =======


      The following table sets forth at December 31, 2001, the dollar amount of gross loans receivable contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.


                                  Due After December 31, 2002
                               --------------------------------
                                Fixed     Adjustable     Total
                                -----     ----------     -----
                                        (In thousands)

Mortgage loans:
  One- to four-family          $18,949      $25,408     $44,357
  Multi-family                       -        9,940       9,940
  Commercial real estate           370        7,505       7,875
  Construction                     222          816       1,038
  Home equity lines                  -          994         994
                               --------------------------------
      Total mortgage loans      19,541       44,663      64,204
                               --------------------------------

Consumer loans:
  Auto loans                       226            -         226
  Loans on savings accounts          -            -           -
                               --------------------------------
      Total consumer loans         226            -         226
                               --------------------------------
Other loans                      2,103            -       2,103
                               --------------------------------
      Total loans              $21,870      $44,663     $66,533
                               ================================


      One-to-Four Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by one-to-four family residences substantially all of which are located in the Bank's primary market area. At December 31, 2001, the Bank's one-to-four family mortgage loans totaled $45.1 million or 60.8% of total loans, compared with $59.9 million, or 70.5% of total loans outstanding at December 31, 2000. Of the one-to-four family mortgage loans outstanding at December 31, 2001, 42.0% were fixed-rate mortgage loans and 58.0% were ARM loans, compared to 33.6% fixed-rate loans and 66.4% adjustable-rate loans at December 31, 2000.

      The Bank currently offers fixed-rate one-to-four family mortgage loans with terms from 15 to 30 years. The Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year initial fixed period. The interest rates for the Bank's ARM loans are generally indexed to the applicable Constant Maturity Treasury ("CMT") Index, or other comparable indices. The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

      The origination of adjustable-rate residential mortgage loans and short term fixed rate mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

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

      In an effort to provide financing for moderate income and first-time home buyers, the Bank offers Federal Housing Authority ("FHA") and Veterans Administration ("VA") loans and has its own First-Time homebuyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by a one-to-four family residential property, in the case of FHA and VA loans, and must be secured by a single-family owner-occupied unit in the case of First-Time homebuyer loans. These loans are originated using modified underwriting guidelines, in the case of FHA and VA loans, and the same underwriting guidelines as the Bank's other one-to-four family mortgage loans in the case of First-Time homebuyer loans. Such loans may be originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans with loan to values in excess of 80%.

      The Bank also originates "investor rehab loans" to local contractors and investors for the improvement and remodeling of existing non-owner occupied one-to-four family residential properties. Such first mortgage loans are originated with a maximum LTV ratio of 80% of the purchase price of the property plus up to 80% of the cost of the improvements, as confirmed by an independent appraiser. Investor rehab loans are offered with terms of one-year and fixed-rates of interest, generally 1-2% above the prime rate of interest as reported in The Wall Street Journal and as a 10 year balloon payment. During the term of the loan, the borrower is required to remit monthly payments of interest only. The principal balance of such loan is due at the end of the one or ten year term. The Bank primarily relies on the borrower's income statements and tax returns when underwriting such loans. The Bank generally requires personal and/or corporate guarantees on such loans. At December 31, 2001, investor rehab loans totaled $2.7 million, or 5.0% of one-to-four family loans, and 3.2% of the Bank's total loans.

      The Bank also has offered a limited documentation mortgage loan product ("Low Doc" loans). Such loans are secured by owner-occupied one-to-four family properties and are offered with both fixed and adjustable rates of interest. The terms and interest rate caps of Low Doc loans are generally the same as those of the Bank's other fixed and adjustable-rate one-to-four family loan products; however, borrowers pay a premium in the form of higher interest rates and loan fees and provide larger down payments (75% maximum LTV ratio) in exchange for more expedient loan processing by virtue of less income and asset information as compared to loans underwritten in conformance with Fannie Mae standards. When underwriting a Low Doc loan, the Bank requires executed income tax returns and a satisfactory credit report but does not verify employment status. At December 31, 2001, Low Doc loans totaled $ 8.2 million, or 15.1% of one-to-four family loans, and 9.8% of the Bank's total loans, as compared to $7.4 million, or 12.1% of one-to-four family loans, and 8.6% of the Bank's total loans at December 31, 2000.

      In conjunction with its 2002 strategic plan, Management has increased its targets for origination of loans. This strategy allows the Bank to service a larger customer base in the delivery of its residential mortgage loan products. To meet these goals, the origination staff has been expanded and the commission structure has been revised. The revised commission structure is designed to give the origination staff a degree of flexibility in the origination process.

      Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, restaurants or retail facilities primarily located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit of $1.7 million at December 31, 2001. The Bank's multi-family and commercial real estate loans may be made with terms of up to 10 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service) of at least 1.30 times. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank may require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 2001 was $9.9 million, or 13.4% of total loans, and the Bank's commercial real estate loan portfolio at such date was $7.9 million, or 10.6% of total loans. At December 31, 2000, multi-family real estate loans totaled $7.8 million or 10.2% of total loans and commercial real estate loans totaled $5.8 million or 6.8% of total loans.

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

      In its 2002 strategic plan, Management has planned for an increased level of multi-family and commercial loan origination. Management believes that a greater level of these loans will bring enhanced yields, increased rate sensitivity, and diversity to the loan portfolio.

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

      At December 31, 2001, the Bank had $7.9 million of advanced construction loans that amounted to 10.7% of the Bank's total loans, compared to $7.1 million or 8.4% of total loans at December 31, 2000.

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

      Home Equity Lines of Credit. Substantially all of the Bank's home equity lines of credit are secured by second mortgages on owner-occupied one-to-four family residences located in the Bank's primary market area. At December 31, 2001, these loans totaled $994,000, or 1.3% of the Bank's total loans, compared to $919,000 or 1.1% of total loans at December 31, 2000. Home equity lines of credit generally have adjustable-rates of interest, which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined LTV ratio on home equity lines of credit is 80%. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

      Consumer Lending. Consumer loans at December 31, 2001 amounted to $2.4 million, or 2.9% of the Bank's total loans, and consisted primarily of indirectly originated loans on recreational vehicles. During 2000, the Bank developed a indirect lending program geared specifically toward customers purchasing recreational vehicles. Such loans are reported as "other loans." Loans on new and used automobiles and passbook loans are also originated. Automobile and recreational vehicle loans are generally originated in the Bank's primary market area and are secured by the vehicle purchased. These loans have a maximum borrowing limitation of 90% of the sale price of the vehicle, or in the case of automobiles, the average value in the National Automobile Dealer's Association price guide, whichever is lower. Loans on savings accounts are generally secured by deposit accounts. At December 31, 2001, recreational vehicle loans totaled $2.1 million or 87.8% of consumer loans and 2.5% of total loans; automobile loans totaled $244,000, or 10.2% of consumer loans and 0.3% of the Bank's total loans; and loans on savings accounts totaled $41,000, or 1.7% of consumer loans and 0.1% of the Bank's total loans.

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

Delinquent Loans, Classified Assets and Real Estate Owned

      Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 60 days or more. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone and written correspondence will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secured the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned, ("REO").

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

      In 2001, the Bank implemented a risk rating process whereby all commercial loans previously and prospectively originated will be rated by criteria established under a policy established by the Directors and reviewed by the loan committee. A percentage of the loans will be reviewed by individuals not involved in the underwriting process.

      Management of the Bank reviews and classifies its assets on a quarterly basis, and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 2001 and 2000 the Bank did not have any classified loans.

Non-performing Assets.

      The following table sets forth information regarding non-performing loans and REO. At December 31, 2001, the Bank had no REO in its portfolio. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest unless the loan is well secured and in the process of collection. If interest payments on all non-accrual loans for the years ended December 31, 2001 and 2000 had been made in accordance with original loan agreements, interest income of $0 and $3,000, respectfully, would have been recognized compared to no interest income recognized in 2000 and 1999. There were no loans on non-accrual for the years ended December 31, 2001 and December 31, 2000.


                                                             At December 31,
                                                         ----------------------
                                                         2001     2000     1999
                                                         ----     ----     ----
                                                         (Dollars in thousands)

Non-performing loans:
  One- to four-family                                    $  -     $  -     $ 92

Non-performing loans as a percent of loans (1)           0.00%    0.00%    0.11%
Non-performing loans as a percent of total assets (2)    0.00%    0.00%    0.10%

<F1>  Loans include loans receivable held for investment, net, excluding the allowance for loan losses.
<F2>  Non-performing assets consist of non-performing loans and REO. The
      Bank had no REO at December 31, 2001, 2000, and 1999. Non-performing loans consist of non-accruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

      Real Estate Owned. At December 31, 2001, the Bank had no REO in its portfolio. When the Bank does acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

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

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information available at December 31, 2001, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. However, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loans losses based upon judgements different from those of management.

      The following table sets forth activity in the Bank's allowance for loan losses for each period set forth.


                                            At or For the
                                      Years ended December 31,
                                     --------------------------
                                      2001      2000      1999
                                     ------    ------    ------
                                       (Dollars in thousands)

Balance at beginning of year         $ 764     $ 596      $ 525
Provision for loan losses             (127)       58        (19)
Charge-offs:
  One- to four-family                    4        12          -
  Auto loans                             -         -          -
                                     --------------------------
      Total charge-offs                  4        12          -
Recoveries:
  One- to four-family                   65       106         90
  Auto loans                             -        16          -
                                     --------------------------
      Total recoveries                  65       122         90
                                     --------------------------
Net charge-offs (recoveries)           (61)     (110)       (90)
                                     --------------------------
Balance at end of year               $ 698     $ 764      $ 596
                                     ==========================

Allowance for loan losses as
 a percent of loans                   0.94%     0.88%      0.79%
Allowance for loan losses as
 a percent of nonperforming loans      N/A       N/A     647.83%


      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                                     At December 31,
                                         -----------------------------------------------------------------------
                                                 2001                     2000                     1999
                                         ---------------------    ---------------------    ---------------------
                                                   Percent of               Percent of               Percent of
                                                    Loans in                 Loans in                 Loans in
                                                      Each                     Each                     Each
                                                   Category to              Category to              Category to
                                         Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                         ------    -----------    ------    -----------    ------    -----------
                                                                 (Dollars in thousands)

One- to four family                      $228         62.10%      $356         71.62%      $319         72.67%
Multi-family                              149         13.39%       116         10.24%       116         10.24%
Commercial real estate                    118         10.63%        86          6.78%        64          5.75%
Construction and land                      99         10.67%       107          8.38%        83         10.51%
Consumer Loans                             36          0.38%        60          0.53%         5          0.68%
Other                                       -          2.83%         -          3.52%         -          0.03%
Unallocated                                68          0.00%        39          0.00%         9          0.00%
                                         --------------------------------------------------------------------
      Total allowance for loan losses    $698        100.00%      $764        100.00%      $596        100.00%
                                         ====================================================================


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

      As required by SFAS No. 115, the Bank has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 2001, the available-for-sale securities portfolio totaled $22.7 million, or 18.8% of assets and the held-to-maturity portfolio totaled $502,000, or 0.4% of assets.

      The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Similarly, the Bank does not invest in mortgage-related securities that are deemed to be "high risk" or purchase bonds that are not investment grade.

      Mortgage-Backed Securities. The Bank currently invests in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. At December 31, 2001, mortgage-backed securities totaled $12.9 million, or 10.7%, of total assets and 11.2% of total interest earning assets, all of which were classified as available-for-sale. At December 31, 2001, the mortgage-backed securities were backed by both adjustable-and fixed rate loans. The mortgage-backed securities portfolio had stated rates ranging from 4.9% to 6.71% at December 31, 2001.

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

      U.S. Government and Federal Agency Obligations. At December 31, 2001, the Bank's portfolio of U.S. Government and federal agency obligations totaled $3.5 million, all of which were classified as available-for-sale. Such portfolio at December 31, 2001 primarily consisted of short- to medium-term (maturities of one to ten years) securities issued by federal agencies.

      Corporate Equity Securities and Debt Obligations. The Bank currently invests in the equity securities and debt obligations of United States corporations. At December 31, 2001, the Bank's marketable equity securities portfolio totaled $1.1 million, or 0.9% of total assets, all of which were classified as available-for-sale. Such portfolio consisted of $1.1 million in preferred stock issued by corporate issuers. The Bank's current policies generally provide that the maximum equity investment in any one corporation shall not exceed 3% of the Bank's equity and reserves and the maximum aggregate investment in any one industry shall not exceed 15% of the Bank's equity and reserves. At December 31, 2001, the Bank had $5.7 million, or 4.7% of total assets, in corporate debt obligations, all of which were investment grade.

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


                                                                         At December 31,
                                             -----------------------------------------------------------------------
                                                     2001                     2000                     1999
                                             --------------------     --------------------     ---------------------
                                             Amortized     Market     Amortized     Market     Amortized     Market
                                               Cost        Value        Cost        Value        Cost        Value
                                             ---------     ------     ---------     ------     ---------     ------
                                                                     (Dollars in thousands)
Investment securities:
  Held to maturity:
    Corporate debt                            $   502      $   504     $   513      $   513     $   524      $   514
                                             -----------------------------------------------------------------------

      Total investment securities held
       to maturity                               502           504         513          513         524          514
                                             -----------------------------------------------------------------------

Available for sale:
  U.S. Government and federal agency           3,467         3,526       2,075        2,077         898          874
  Corporate debt                               5,350         5,223       5,198        5,107       4,573        4,486

  Mortgage-backed securities                  12,850        12,867       6,289        6,261       5,829        5,597
  Marketable equity securities                 1,059         1,049       1,632        1,594       1,312        1,111
                                             -----------------------------------------------------------------------
      Total securities available for sale     22,726        22,665      15,194       15,039      12,612       12,068
                                             -----------------------------------------------------------------------
      Total securities                       $23,228       $23,169     $15,707      $15,552     $13,136      $12,582
                                             =======================================================================


      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 2001.


                                                                      At December 31, 2001
                             ------------------------------------------------------------------------------------------------------
                                                     More than One       More than Five          More than
                              One Year or Less    Year to Five Years   Years to Ten Years        Ten Years             Total
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                  Weighted             Weighted             Weighted             Weighted             Weighted
                             Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                              Value      Yield     Value      Yield     Value      Yield     Value      Yield     Value      Yield
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                     (Dollars in thousands)

Held-to-maturity:
  Corporate debt              $  502     8.50%          -        -           -        -            -       -      $   502    8.50%

Available for sale:
  Mortgage-backed securities       -        -           -        -           -        -      $12,850    6.22%      12,850    6.22%
  U.S. Government and
   federal agency                  -        -      $  500     6.00%          -        -        2,967    5.39        3,467    5.48
  Corporate debt                 758     7.17%        728     6.64      $1,459     5.46%       2,405    4.37        5,350    5.37
  Marketable equity
   securities                     60     7.20         550     7.11         449     6.88            -       -        1,059    7.02
                              -----------------------------------------------------------------------------------------------------
    Total available-for-sale     818     7.17       1,778     6.61       1,908     5.79       18,222    5.84       22,726    6.00
                              -----------------------------------------------------------------------------------------------------
    Total securities          $1,320     7.68%     $1,778     6.61%     $1,908     5.79%     $18,222    5.84%     $23,228    6.00%
                              =====================================================================================================


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

      At December 31, 2001, the Bank's deposits totaled $100.8 million, or 91.0%, of total liabilities. For the year ended December 31, 2001, the average balance of core deposits (savings, interest bearing checking, money market and noninterest-bearing checking accounts) totaled $56.7 million. At December 31, 2001, the Bank had a total of $38.5 million in certificates of deposit, of which $31.7 million had maturities of one year or less. For the year ended December 31, 2001, the average balance of core deposits represented approximately 55.4% of total deposits and certificate accounts represented 44.6%. Management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

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

      Pursuant to its 2002 strategic plan, management is focused on the development and growth of its "core" and term accounts based on a balancing of customer demand, and a compatison of retail pricing to wholesale pricing. This strategy will allow for deposit growth, while controlling the Bank's cost of funds in 2002. In accordance with this plan, Management has developed an enhanced menu of products designed to encourage multiple account relationships. The strategic plan also calls for an enhanced menu of products for the business customer.

      At December 31, 2001, the Bank had outstanding $11.6 million in certificate of deposits accounts in amounts of $100,000 or more, maturing as follows:


                                               Weighted
                                               Average
Maturity Period                     Amount      Rate
---------------                     ------     --------
                                 (Dollars in thousands)

Three months or less             $ 4,145         4.09%
Over three through six months      2,623         6.43
Over six through 12 months         3,431         5.88
Over 12 months                     1,410         6.25
                                 -------
Total                            $11,609         6.04%
                                 =======


      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.


                                                                         At December 31,
                                 -------------------------------------------------------------------------------------------------
                                             2001                             2000                              1999
                                 -----------------------------    -----------------------------    -------------------------------
                                           Percent    Weighted              Percent    Weighted               Percent     Weighted
                                 Average   of Total   Average     Average   of Total   Average     Average    of Total    Average
                                 Balance   Deposits    Rate       Balance   Deposits    Rate       Balance    Deposits     Rate
                                 -------   --------   --------    -------   --------   --------    -------    --------    --------
                                                                      (Dollars in thousands)

Money market deposits            $    63      0.07%     2.12%     $    97      0.12%     2.06%     $   266       0.45%      2.42%
Demand accounts                    7,860      8.65         -        4,781      6.06         -        5,156       8.70          -
Interest-bearing checking         22,619     24.88      3.64       20,629     26.17      4.12       13,971      23.56       3.41
Regular and other savings         19,837     21.82      1.81       11,057     14.03      2.03       10,032      16.92       1.96
Total certificates of deposit     40,535     44.59      5.60       42,268     53.62      5.67       29,869      50.37       5.11
                                 -----------------------------------------------------------------------------------------------
      Total                      $90,914    100.00%     4.16%     $78,832    100.00%     4.40%     $59,294     100.00%      3.76%
                                 ===============================================================================================


      Borrowed Funds. As part of its operating strategy, the Bank utilizes advances from the FHLB as a supplement to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. The Bank's borrowing limit from the FHLB, based on qualified collateral held, was $68.8 million at December 31, 2001.

      The following table sets forth certain information regarding the bank's borrowed funds at or for the periods ended on the dates indicated:


                                              At or For the Years Ended
                                                    December 31,
                                           -------------------------------
                                            2001        2000        1999
                                           -------     -------     -------
                                                (Dollars in thousands)

FHLB advances:
  Average balance outstanding              $13,885     $18,449     $14,542
  Maximum amount outstanding at any
   month-end during the year                16,926      21,903      22,617
  Balance outstanding at end of year         8,778      13,599      22,617
  Weighted average interest rate during
   the year                                   6.91%       6.16%       5.32%
  Weighted average interest rate at end
   of year                                    4.45%       6.74%       5.58%


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

Personnel

      As of December 31, 2001, the Bank had 54 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      The following is a summary of the Bank's regulatory capital at December 31, 2001:


           GAAP Capital to Total Assets              7.3%
           Total Capital to Risk-Weighted Assets    12.8%
           Tier I Leverage Ratio                     7.3%
           Tier I to Risk-Weighted Assets           11.8%


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

Investment Activities

      All state-chartered FDIC insured banks, including co-operative banks, are generally limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Bank received grandfathering authority from the FDIC in February, 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts Commonwealth Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 2001, the Bank had $1.0 million of securities which were subject to such grandfathering authority.

Prompt Corrective Regulatory Action

      Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2001, the Bank was a well-capitalized institution.

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

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. An institution is assigned to one of three capital categories based on the institution's capital position, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation by the FDIC of information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates are determined by the FDIC semi-annually and currently range from zero basis points for the healthiest institution to 27 basis points for the riskiest. In addition, Bank Insurance Fund institutions are required to make certain payments toward bonds issued in the late 1980s by the Financing Corporation to recapitalize the insurance fund for savings and loan associations. The Bank paid $16,839 in deposit insurance assessments for fiscal 2001. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2001 of $1.1 million.

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

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to be a qualified thrift lender. This requires the Bank either to maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a qualified thrift lender test. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 2001, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the qualified thrift lender test in each of the prior 12 months and, therefore, met the QTL test. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL test to fully include credit card loans, student loans and small business loans.

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

      The Bank's subsidiary, Massachusetts Securities Corporation , ("MSC"), was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. MSC is classified with the Massachusetts DOR as a "security corporation" under Massachusetts law, qualifying it to take advantage of the 1.32% income tax rate on Massachusetts securities corporations.

      Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Executive Officers of the Registrant Who Are Not Directors

      The following table sets forth certain information regarding the current executive officers who are not also directors.


Name                   Age (1)    Position(s) Held
----                   -------    ----------------

Anthony A. Paciulli      52       Vice President of the Company and
                                  Executive Vice President of the Bank

Timothy King             39       Treasurer and Chief Financial Officer of
                                  the Company and the Bank

--------------------
<F1>  As of December 31, 2001.

      Anthony A. Paciulli has been Executive Vice President of the Bank since March 2001. From 1994 to 2001, Mr Paciulli was Senior Vice President of the Bank. From 1988 to 1994, Mr. Paciulli held several senior officer positions (including vice president, loan officer, sales manager and regional manager) with several different mortgage companies and financial institutions, all of which were located in the greater Boston metropolitan area.

      Timothy King has been Chief Financial Officer and Treasurer of the Bank and the Company since November 2001. Mr. King has over 17 years of working experience in the Financial Services Industry. Prior to joining Massachusetts Fincorp, Mr. King was a Securities Trader with Fidelity Investments in Merrimack, New Hampshire from 1999 to 2001. Mr. King also worked as the Chief Financial Officer and Vice President of Patapsco Bancorp, Inc. in Baltimore, Maryland from 1995 to 1999 and Chief Financial Officer and Treasurer of Capital Bankshares in Baltimore, Maryland from 1988 to 1994.

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


                                                                                 Net Book Value
                                                                                  of Property
                                                                                  or Leasehold
                          Leased or       Original Year      Date of Lease        Improvements
Location                    Owned      Leased or Acquired      Expiration     at December 31, 2001
--------                  ---------    ------------------    -------------    --------------------
                                                                                 (In thousands)

Main Office:
1442 Dorchester Avenue
Boston, MA 02122             (2)               (2)                (2)                   163

Banking Offices:
70 Quincy Ave (1)
Quincy, MA 02169            Owned             1999                 -                  2,485

561 Adams Street
East Milton, MA 02186       Owned             1996                 -                    751
                                                                                     ------

      Total                                                                          $3,399
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      Massachusetts Fincorp, Inc.'s common stock is traded over-the-counter through the National Daily Quotation Service "Pink Sheet" published by the National Quotation Bureau, Inc. The stock began trading on December 23, 1998. The high and low bid for the common stock for 2001, 2000 and 1999 by quarter are detailed in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Massachusetts Fincorp, Inc. has approximately 304 holders of record as of December 31, 2001.


                                                          For the quarters ended
            ------------------------------------------------------------------------------------------------------------------
            12/31/2001   09/30/2001   06/30/2001   03/31/2001   12/31/2000   09/30/2000   06/30/2000   03/31/2000   12/31/1999
            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

High bid     $15.500      $15.500      $15.000      $14.250      $14.250      $14.250      $12.688      $13.000      $12.750
Low bid      $14.750      $14.210      $13.750      $13.000      $13.125      $12.000      $11.375      $10.000      $ 9.125


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

General

      The Company became operational on December 21, 1998 and, accordingly, had no significant operations during 1998. The Company's results of operations primarily depend on its investment of net conversion proceeds in securities, interests on deposits and dividends received from the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income through service charges, loan sales, and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, depreciation and repairs, data processing fees, office building expenses and other operating expenses. The

Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies. The Bank exceeded all of its regulatory capital requirements at December 31, 2001.

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

      Average Balance Sheet The following table sets forth certain information relating to the Bank for the years ended December 31, 2001, 2000 and 1999. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields. Loans on non-accrual status are included in the average balances of loans shown in the table. Interest earned on loans is net of reserves for uncollected interest.


                                                                    For the Years Ended December 31,
                                      ------------------------------------------------------------------------------------------


                                               2001                           2000                            1999
                                      ----------------------------   ----------------------------   ----------------------------
                                                           Average                        Average                        Average
                                      Average              Yield/    Average              Yield/    Average              Yield/
                                      Balance   Interest    Cost     Balance   Interest    Cost     Balance   Interest    Cost
                                      -------   --------   -------   -------   --------   -------   -------   --------   -------
                                                                         (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments           $  3,831   $  138      3.60%   $  2,863   $  172      6.01%   $ 1,911    $   76      3.98%
    Securities                          18,316   $1,152      6.29%     12,181      836      6.86%    10,420       643      6.17%
    Mortgage loans, net                 82,102   $6,539      7.96%     82,047    6,573      8.01%    64,622     5,185      8.02%
    Other loans                          4,030   $  359      8.91%      2,970      287      9.66%       548        50      9.12%
                                      -----------------              -----------------              -----------------
      Total interest earning asssets   108,279    8,188      7.56%    100,061    7,868      7.86%    77,501     5,954      7.68%
    Noninterest-earning assets           5,376                          5,723                         7,149
                                      --------                       --------                       -------
    Equity securities                    2,635   $  151      5.73%      2,497      166      6.65%     2,070       116      5.60%
                                      -----------------              -----------------              -----------------
      Total assets                    $116,290   $8,339              $108,281   $8,034              $86,720    $6,070
                                      ========   ------              ========   ------              =======    ------

Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                $ 19,837   $  426      2.15%   $ 11,057   $  225      2.03%   $10,032    $  197      1.96%
      Money market accounts                 63   $    2      3.17%         97        2      2.06%       266         6      2.26%
      Now accounts                      22,618   $  743      3.28%     20,629      849      4.12%    13,971       477      3.41%
      Certificates of deposit           40,535   $2,119      5.23%     42,269    2,396      5.67%    29,868     1,528      5.12%
                                      -----------------              -----------------              -----------------
      Total deposits                    83,053    3,290      3.96%     74,052    3,472      4.69%    54,137     2,208      4.08%
    FHLB advances                       13,885   $  841      6.06%     18,449    1,186      6.43%    14,542       798      5.49%
                                      -----------------              -----------------              -----------------
      Total interest bearing
       liabilities                      96,938    4,131      4.26%     92,501    4,658      5.04%    68,679     3,006      4.38%
                                      -----------------              -----------------              -----------------

Noninterest -bearing demand
 checking accounts                       7,860                          4,781                         5,156
Noninterest-bearing liabilities          1,557                          1,279                         2,504
                                      --------                       --------                       -------
      Total liabilities                106,355                         98,561                        76,339
Total surplus                            9,935                          9,720                        10,381
                                      --------                       --------                       -------
      Total liabilities and surplus   $116,290                       $108,281                       $86,720
                                      ========                       ========                       =======

Net interest income                              $4,208                         $3,376                         $3,064
                                                 ======                         ======                         ======

Net interest income/interest
 rate spread                                                 3.30%                          2.83%                          3.31%
                                                           ======                         ======                         ======

Net interest margin as a percent
 of interest-earning assets                                  3.89%                          3.37%                          3.95%
                                                           ======                         ======                         ======

Ratio of interest-earning assets
 to interest-bearing liabilities                           111.70%                        108.17%                        112.85%
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


                                                     Year Ended                      Year Ended
                                                  December 31, 2001               December 31, 2000
                                                     Compared to                     Compared to
                                                     Year Ended                      Year Ended
                                                  December 31, 2000               December 31, 1999
                                            ----------------------------    ----------------------------
                                            Increase(Decrease)              Increase(Decrease)
                                                  Due to                          Due to
                                            ------------------              ------------------
                                            Volume       Rate       Net     Volume       Rate       Net
                                            ------       ----       ---     ------       ----       ---
                                                                 (Dollars in thousands)

Interest-earning assets:
  Federal funds sold and short-term
   investments                              $  47       $ (81)    $ (34)    $ (736)     $ 832     $   96
  Investment securities                       379         (63)      316        116         77        193
  Mortgage loans, net                          86        (120)      (34)     1,396         (8)     1,388
  Other loans                                   4          68        72        234          3        237
  Equity securities                           (78)         63       (15)        70        (20)        50
                                            ------------------------------------------------------------
      Total interest-earning assets           438        (133)      305      1,080        884      1,964
                                            ------------------------------------------------------------

Interest-bearing liabilities:
  Savings accounts                            190          13       203         21          7         28
  Money market accounts                        (1)          1         -         (4)         -         (4)
  NOW accounts                                 77        (183)     (106)       309         63        372
  Certificates of deposit                    (107)       (170)     (277)       727        141        868
  FHLB advances                              (270)        (78)     (348)       316         72        388
                                            ------------------------------------------------------------
      Total interest-bearing liabilities     (111)       (417)     (528)     1,369        283      1,652
                                            ------------------------------------------------------------
Net change in net interest income           $ 549       $ 284     $ 833     $ (289)     $ 601     $  312
                                            ============================================================


Comparison of Financial Condition at December 31, 2001 and December 31, 2000

      Total assets increased from $113.2 million at December 31, 2000 to $120.7 million at December 31, 2001, an increase of $7.5 million, or 6.2%. The increase was primarily in securities, the balance of which was $22.7 million at December 31, 2001, an increase of $7.6 million, or 50.7% from the December 31 2000 balance of $15.0 million. Management shifted it strategy in 2001 from retaining loans for portfolio to selling those loans in response to market conditions at the beginning of 2001. Loans available for sale increased from $1.6 million at December 31, 2000 to $9.3 million at December 31, 2001. The Bank positioned itself to increase its lending activity significantly in 2001, including the hiring of new loan originators, a sales manager and a dedicated commercial loan originator. The Bank has also changed its pricing and commission structures in order to be more competitive in the pricing of its loans. The increase in securities during 2001 contributed to greater net interest income, which management also believes will have a stabilizing effect on net income in future periods.

      The increase in total assets was also the result of a $3.4 million decrease in loans and an increase in federal funds sold totaling $3.3 million. Return on average assets was 0.7% for the year ended December 31, 2001, while return on average equity was 8.0%. For the year ended December 31, 2000, return on assets was 0.2% and return on equity was 2.5%

      Total liabilities increased $7.3 million, or 7.1% from $103.5 million at December 31, 2000 to $110.8 million at December 31, 2001. The increase is the result of deposit growth both from the newly-established Quincy location, and from the other locations and the decrease of borrowings. Total deposits increased from $89.1 million at December 31, 2000 to $100.8 million at December 31, 2001, an increase of $11.7 million or 13.1%. The deposit growth funded the increases in assets as well as the repayment of $4.8 million of Federal Home Loan Bank borrowings.

      Equity increased $135,000 from $9.7 million at December 31, 2000 to $9.8 million at December 31, 2001. The increase is the result of earnings for the year 2001, which totaled $792,000, an increase in accumulated other comprehensive income totaling $54,000, and the net effect of ESOP and stock purchase plan transactions totaling $170,000. These increases were offset by purchases of treasury stock totaling $906,000. The Company's ratio of average equity to average assets was 8.5% at December 31, 2001, compared with 9.0% for the year ended December 31, 2000. The decrease is the result of both the growth in total assets and the effect of treasury stock transactions on average stockholders' equity.

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

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

      General

      Net income for the year ended December 31, 2001 was $792,000, a increase of $554,000 from the net income reported for the year ended December 31, 2000, which was $238,000. The increase can be attributed to an increase in gains on sales of loans, increase in interest on investments, and the reduction of interest expense. Offsetting these increases are increases in non-interest expenses.

      Interest income

      Interest income increased by $304,000 or 3.8%, from $8.0 million for the year ended December 31, 2000 to $8.3 million for the year ended December 31, 2001. Interest income from loans increased $37,000 or 0.6%, was affected by the shift to loan sales from porfolio. Average balances of loans increased by $55,000 or 0.1% during 2001. Interest on investments increased by $317,000 or 37.4%, based on an increase in the average balance of investment securities of $6.1 million or 50.4% and a decrease in the yield on the portfolio from 6.86% to 6.29% over the twelve months ended December 31, 2001. Income from federal funds sold and short-term investments decreased by $35,000, from $160,000 for the year ended December 31, 2000 to $125,000 for the year ended December 31, 2001, the result of increased average balances held throughout the year and decreased yields on federal funds sold during 2001. Dividends on equity securities decreased by $15,000, from $166,000 for the year ended December 31, 2000 to $151,000 for the year ended December 31, 2001, the result of reduction in the equity securities portfolio as well as decreased portfolio yield.

      Interest expense

      Interest expense decreased by $527,000, from $4.7 million for the year ended December 31, 2000 to $4.1 million for the year ended December 31, 2001. The decrease was in both interest on deposits, which decreased by $182,000, and interest on borrowings, which decreased by $345,000. Interest on deposits decreased from $3.5 million for the year ended December 31, 2000 to $3.3 million for the year ended December 31, 2001. The decrease is the result of the combined effects of an increased average balances, arising from the opening of the Quincy Branch and a reduction in cost of deposit funds from 4.69% to 3.99% as interest continued to fall in 2001.

      Net interest income

      Net interest income, after providing for loan loses, increased by $1.0 million, from $3.3 million for the year ended December 31, 2000 to $4.3 million for the year ended December 31, 2001, an increase of 30.6%. The increase is reflective of the Bank's overall growth throughout the year 2001. The increase was partially attributed to the decrease in the loan loss provision.

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

      The provision for loan losses for the year ended December 31, 2001 was a net recovery of $127,000, a decrease of $185,000 over the $58,000 for loan losses for the year ended December 31, 2000.

      The allowance for loan losses at December 31, 2001 was $698,000, which equates to 0.94% of portfolio loans or 0.85% of total loans. This compares to an allowance of $764,000, which equates to 0.90% of portfolio loans or 0.88% of total loans at December 31, 2000. The decrease is the result of the provision for loan losses plus net recoveries of prior year charge-offs totaling $60,000. There were no non-performing loans at December 31, 2001.

      Non-interest income

      Non-interest income increased from $397,000 for the year ended December 31, 2000 to $997,000 for the year ended December 31, 2001, an increase of $600,000 or 150.9%. This increase can be primarily attributed to the increase in gains on sale of loans. In response to consumer demand affected by economic conditions at the time, management shifted their concentration to the sale of loans rather than portfolio as was the practice in 2000. Accordingly, gains on sales of loans increased from $134,000 for the year ended December 31, 2000 to $663,000 for the year ended December 31, 2001. Also contributing to the increase in other income was an increase in customer service fees of $98,000.

      Offsetting this increase was a loss on the sale of securities. The loss on sales of securities was taken in order to restructure the bond and stock portfolios for enhanced future earnings.

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

      Operating expenses

      Total operating expenses increased from $3.4 million for the year ended December 31, 2000 to $4.2 million for the year ended December 31, 2001, an increase of $793,000 or 23.62%. Salaries and employee benefits expenses increased by $504,000 primarily as a result of the addition of staff and the payment to executives in exchange for certain concession with employment contracts. Occupancy and equipment expenses increased from $478,000 for the year ended December 31, 2000 to $543,000 for the year ended December 31, 2001. Certain of these expenses are offset by the rental income realized at this location. Other general and administrative expenses increased from $809,000 for the year ended December 31, 2000 to $1.1 million for the year ended December 31, 2001, an increase of $193,000. This increase is primarily the result of additional data processing fees ($30,000), professional fees ($79,000), advertising ($36,000), and fradulent customer activities ($20,000).

      During the fourth quarter of 2001, the Board of Directors amended the employment agreements of Paul C. Green, the President and CEO, and Anthony
A. Paciulli, the Executive Vice President. Both Mr. Green and Mr. Paciulli agreed to amend their employment agreements with Massachusetts Fincorp Inc. to limit their change in control benefits to the maximum amount that would not trigger adverse tax consequences under the golden parachute rules of the Internal Revenue Code. As consideration for agreeing to this reduction in potential change in control benefits, each Executive received a cash payment from the Holding Company, and the vesting of their stock options and restricted stock awards were accelerated to fully vest. The total of cash payments amounted to $165,000 and the total cost for the vesting of stock awards amounted to $66,000.00 resulting in a fourth quarter 2001 expense of $156,000, net of taxes. The amendments to the employment agreements should provide a tax benefit to an acquirer if a change in control occurs after calendar year 2001 assuming that the employment agreements were in effect at the time of the change in control. The Board of Directors took these actions to help assure that the share price would reflect full value of the Company.

      Income tax expense

      Income tax expense for the year ended December 31, 2001 was $384,000, corresponding to an effective tax rate of 32.7%. For the year ended December 31, 2000, income tax expense was $115,000 at an effective tax rate of 32.5%. The statutory tax rate is 34%.

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

      The primary investing activities of the Bank are the origination of residential one-to four-family mortgage loans, multi-family and commercial real estate loans, and, to a lesser extent, construction loans, home equity lines of credit and consumer loans and the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturing of investment securities, deposit growth and the utilization of FHLB advances. During the years ended December 31, 2001 and 2000, the Bank's loan originations totaled $100.7 million and $53.8 million, respectively. For the years ended December 31, 2001 and 2000, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $23.1 million and $15.6 million, respectively. The Bank experienced a net increase in total deposits of $11.7 million and $25.8 million for the years ended December 31, 2001 and 2000, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 2001, the Bank had $8.8 million of outstanding FHLB borrowings and a borrowing capacity of $68.8 million.

      Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001 totaled $31.7 million. From December 31, 2000 to December 31, 2001, the Bank experienced a 74.4% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At December 31, 2001, the Bank exceeded all of its regulatory risk-based capital requirements. Its leverage (tier 1) capital level of $8.6 million, or 11.8% of risk-adjusted assets, is above the required level of $2.9 million, or 4.0%, and total risk-based capital of $9.3 million, or 12.7% of risk-adjusted assets, is above the required level of $5.8 million, or 8.0%. The Bank's tier one capital-to-assets ratio at December 31, 2001, based on capital of $8.6 million, was 7.3%.

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

      On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

      * All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

      * Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

      * Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

      * Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

      * All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

      Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged and its provisions are to be applied prospectively. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

Form of accountant letterhead

             Report of Independent Certified Public Accountants
             --------------------------------------------------


Board of Directors
Massachusetts Fincorp, Inc. and Subsidiaries

      We have audited the consolidated balance sheets of Massachusetts Fincorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Massachusetts Fincorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


Boston, Massachusetts
January 25, 2002

ITEM 7  FINANCIAL STATEMENTS

                Massachusetts Fincorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS



                                                      December 31,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------

ASSETS
Cash and due from banks                       $  3,198,376    $  2,098,449
Federal funds sold                               5,643,827       3,420,685
                                              ----------------------------
      Total cash and cash equivalents            8,842,203       5,519,134

Securities available for sale                   22,663,212      15,039,257
Securities held to maturity, at cost               501,835         512,843
Federal Home Loan Bank stock, at cost            1,131,500       1,131,500
Mortgage loans held for sale                     9,270,553       1,585,330

Loans                                           73,918,321      85,122,944
Less: allowance for loan losses                   (697,757)       (764,479)
                                              ----------------------------
      Loans, net                                73,220,564      84,358,465

Banking premises and equipment, net              4,000,118       4,080,332
Accrued interest receivable                        625,139         602,738
Due from Co-operative Central Bank                 242,850         242,850
Other assets                                       160,379         129,629
                                              ----------------------------

                                              $120,658,353    $113,202,078
                                              ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                      $100,828,144    $ 89,121,397
Federal Home Loan Bank borrowings                8,778,413      13,598,922
Mortgagors' escrow accounts                        297,815         381,111
Accrued expenses and other liabilities             938,643         420,100
                                              ----------------------------
      Total liabilities                        110,843,015     103,521,530
                                              ----------------------------

Commitments and contingencies                            -               -

Preferred stock, par value $.01 per share,
 500,000 shares authorized;
 no shares issued or outstanding                         -               -
Common stock, par value $.01 per share,
 2,500,000 shares authorized; 600,059 and
 545,481 shares issued and outstanding,
 respectively                                        6,001           5,455
Treasury stock at cost, 76,175 and
 29,975 shares, respectively                    (1,099,830)       (387,456)
Purchase of common stock for stock
 based incentive plan, 24,002 and
 9,790 shares, respectively                       (313,171)       (122,978)
Additional paid-in capital                       5,953,190       5,141,285
Unallocated ESOP shares                           (261,808)       (305,466)
Unearned stock awards                              (79,119)       (205,102)
Retained earnings                                5,645,499       5,644,812
Accumulated other comprehensive income             (35,424)        (90,002)
                                              ----------------------------
      Total Shareholders' equity                 9,815,338       9,680,548
                                              ----------------------------

                                              $120,658,353    $113,202,078
                                              ============================


The accompanying notes are an integral part of these consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                               Years Ended December 31,
                                                        --------------------------------------
                                                           2001          2000          1999
                                                        ----------    ----------    ----------

Interest and dividend income:
  Interest and fees on loans                            $6,898,205    $6,860,438    $5,234,966
  Interest on investments                                1,164,936       848,173       658,117
  Dividends on investments                                 151,329       165,911       115,654
  Interest on Federal funds sold                           124,647       160,192        60,479
                                                        --------------------------------------
      Total interest and dividend income                 8,339,117     8,034,714     6,069,216
                                                        --------------------------------------

Interest expense:
  Interest on deposit accounts                           3,290,802     3,472,416     2,207,757
  Interest on borrowed funds                               840,572     1,185,603       798,357
                                                        --------------------------------------
  Total interest expense                                 4,131,374     4,658,019     3,006,114
                                                        --------------------------------------
Net interest income                                      4,207,743     3,376,695     3,063,102
Provision for loan losses                                 (126,519)       57,956       (18,810)
                                                        --------------------------------------

Net interest income, after provision for
 loan losses                                             4,334,262     3,318,739     3,081,912
                                                        --------------------------------------

Non-interest income:
  Customer service fees                                    246,948       148,720       145,529
  Loan fees and gain on sale of loans and
   loan servicing rights                                   663,275       134,182       299,237
  Net (loss) gain on sales of securities
   available for sale                                      (33,401)       (7,719)        8,616
  Net loss on sale of other real estate owned                    -        (9,228)            -
  Co-operative Central Bank Share Inurance
   Fund special dividend                                         -        24,643        24,600
  Miscellaneous                                            120,505       106,836        64,887
                                                        --------------------------------------
      Total non-interest income                            997,327       397,434       542,869
                                                        --------------------------------------

Non-interest expense:
  Salaries and employee benefits                         2,393,042     1,888,837     1,674,385
  Occupancy and equipment                                  542,918       478,346       380,803
  Data processing                                          213,633       183,759       189,977
  Contributions                                              3,999         2,700         7,653
  Other general and administrative                       1,001,916       808,995       744,966
                                                        --------------------------------------
      Total non-interest expense                         4,155,508     3,362,637     2,997,784
                                                        --------------------------------------
Income before income tax provision                       1,176,081       353,536       626,997
Income tax provision                                       384,013       115,070       223,996
                                                        --------------------------------------
Net income                                              $  792,068    $  238,466    $  403,001
                                                        ======================================

Other comprehensive income, net of tax:

  Unrealized holding gains (losses) on securities
   arising during the period                                21,177       217,239      (308,419)
Less: reclassification adjustment for losses (gains)
 Included in net income                                     33,401         7,719        (8,616)
                                                        --------------------------------------
Other comprehensive income (loss), net of tax               54,578       224,958      (317,035)
                                                        --------------------------------------
Comprehensive income                                    $  846,646    $  463,424    $   85,966
                                                        ======================================

Earnings Per Share:
  Basic                                                 $     1.56    $     0.43    $     0.72
  Diluted                                               $     1.51    $     0.43    $     0.72

Weighted Average Shares Outstanding:
  Basic                                                    507,642       550,033       559,228
  Diluted                                                  524,470       556,149       559,228


The accompanying notes are an integral part of these consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                Years ended December 31, 2001, 2000 and 1999


                                                                                                           Accumulated
                                                Unvested    Additional             Unallocated  Unearned      Other
                          Common    Treasury     Stock       Paid-in    Retained       ESOP      Stock    Comprehensive
                          Stock      Stock       Awards      Capital    Earnings      Shares     Awards    Income(Loss)    Total
                          ------    --------    --------    ----------  --------   -----------  --------  -------------    -----
Balance at December 31,
 1998                     $5,455  $         -   $       -   $4,885,077  $5,003,345  $(392,742)  $       -   $   2,075   $9,503,210
Expenses incurred for
 initial public offering       -            -           -      (22,360)          -          -           -           -      (22,360)
Unearned stock awards
 (21,815 shares)               -            -           -      261,780           -          -    (261,780)          -   $        -
Stock awards amortization      -            -           -            -           -          -       6,544           -        6,544
Allocation of ESOP shares      -            -           -        4,975           -     43,638           -           -       48,613
Net income for the year
 ended December 31, 1999       -            -           -            -     403,001          -           -           -      403,001
Other comprehensive
 income, net of tax            -            -           -            -           -          -           -    (317,035)    (317,035)
                          --------------------------------------------------------------------------------------------------------
Balance at December 31,
 1999                      5,455            -           -    5,129,472   5,406,346   (349,104)   (255,236)   (314,960)   9,621,973
Stock awards amortization      -            -           -            -           -          -      50,134           -       50,134
Purchase of treasury stock     -     (387,456)   (122,978)           -           -          -           -           -     (510,434)
Allocation of ESOP shares      -            -           -       11,813           -     43,638           -           -       55,451
Net income for the year
 ended December 31, 2000       -            -           -            -     238,466          -           -           -      238,466
Other comprehensive
 income, net of tax            -            -           -            -           -          -           -     224,958      224,958
                          --------------------------------------------------------------------------------------------------------
Balance at December 31,
 2000                      5,455     (387,456)   (122,978)   5,141,285   5,644,812   (305,466)   (205,102)    (90,002)   9,680,548
Stock awards compensation
 expense                       -            -           -      (10,512)          -          -     125,983           -      115,471
Allocation of ESOP shares      -            -           -       24,897           -     43,658           -           -       68,555
Stock Dividend               546            -           -      790,835    (791,381)         -           -           -            -
ESOP shares compensation
 expense                       -            -           -       10,416           -          -           -           -       10,416
Stock Repurchase               -     (712,374)   (193,924)           -           -          -           -           -     (906,298)
Stock Options Exercised        -            -       3,731       (3,731)          -          -           -           -            -
Net Income for the Year        -            -           -            -     792,068          -           -           -      792,068
Other comprehensive
 income, net of tax            -            -           -            -           -          -           -      54,578       54,578
                          --------------------------------------------------------------------------------------------------------
Balance at December 31,
 2001                     $6,001  $(1,099,830)  $(313,171)  $5,953,190  $5,645,499  $(261,808)  $ (79,119)  $ (35,424)  $9,815,338
                          ========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                Massachusetts Fincorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,
                                                                      ----------------------------------------------
                                                                          2001             2000             1999
                                                                      ------------     ------------    -------------

Cash flow activities:
  Net income                                                          $    792,068     $    238,466     $    403,001
  Adjustment to reconcile net income to net cash
   (used) provided by operating activities
    Provision (credit) for loan losses                                    (126,519)          57,956          (18,810)
    ESOP compensation expense                                               78,971           55,451           48,613
    Stock awards expense                                                   125,983           50,134            6,544
    Depreciation and amortization expense                                  255,685          257,548          173,690
    Net loss (gain) on sales of securities available for sale               33,401            7,719           (8,616)
    Net loss on sale of foreclosed real estate                                   -           (9,228)               -
    Loans originated for sale                                          (88,941,571)     (17,478,429)     (26,141,543)
    Principal balance on loans sold                                     81,249,735       16,706,197       31,664,110
    Amortization of deferred loan fees                                     (93,355)        (145,229)         (86,185)
    Amortization of investment securities,
     net of accretion                                                       (3,004)          21,326           36,821
    Increase in accrued interest receivable                                (22,401)        (142,716)        (109,968)
    (Increase) decrease in other assets                                    (30,750)          42,744           11,271
    Deferred tax (benefit) provision                                        (3,000)          45,000          124,000
    Increase ( decrease) in accrued expenses and other liabilities         518,543          (13,129)        (200,048)
                                                                      ----------------------------------------------

      Net cash (used) provided by operating activities                  (6,166,214)        (306,190)       5,902,880
                                                                      ----------------------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                            (14,626,887)      (4,999,404)      (7,256,972)
  Purchase of securities held to maturity                                        -                -                -
  Proceeds from maturities of securities available for sale                      -        1,180,693                -
  Proceeds from maturities of securities held to maturity                        -                -          770,000
  Proceeds from sales and calls of securities available
   for sale                                                              5,924,374          752,237        1,744,817
  Purchase of Federal Home Loan Bank stock                                       -          (35,000)        (333,700)
  Principal payments received on mortgage-backed and
   asset backed securities                                               1,153,270          466,055          286,614
  Loan principal payments/(originations), net                           11,313,621      (10,342,442)     (22,547,082)
  Purchase of banking premises and equipment                              (175,472)        (512,794)      (2,792,317)
                                                                      ----------------------------------------------

      Net cash provided (used) by investing
       activities                                                        3,588,906      (13,490,655)     (30,128,640)
                                                                      ----------------------------------------------


                 Massachusetts Fincorp, Inc and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                                 Years Ended December 31,
                                                                      ----------------------------------------------
                                                                          2001             2000             1999
                                                                      ------------     ------------    -------------

Cash flows from financing activities:
  Net increase in deposits                                              11,706,748       25,821,433        6,307,164
  Net (decrease) increase in Federal Home Loan Bank
   advances with maturities less than three months                               -         (687,000)          68,000
  Federal Home Loan Bank advances with
   maturities in excess of three months                                  8,000,000       19,700,000       51,027,563
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                           (12,820,509)     (28,030,913)     (32,689,617)
  Net (decrease) increase in mortgagor's escrow accounts                   (83,295)         (58,044)         146,211
  Acquisition of treasury stock                                           (902,567)        (510,434)               -
   IPO expenses                                                                  -                -          (22,360)
                                                                      ----------------------------------------------

      Net cash provided by financing activities                          5,900,377       16,235,042       24,836,961
                                                                      ----------------------------------------------

Net change in cash and cash equivalents                                  3,323,069        2,438,197          611,201

Cash and cash equivalents at beginning of year                           5,519,134        3,080,937        2,469,736
                                                                      ----------------------------------------------

Cash and cash equivalents at end of year                              $  8,842,203        5,519,134     $  3,080,937
                                                                      ==============================================

Supplementary Information
  Interest paid on deposit accounts                                   $  3,303,413     $  3,460,626     $  2,207,757
  Interest paid on borrowed funds                                          849,842        1,204,728          711,170
  Income tax payments (refunds), net                                       261,000           80,912          112,500


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

Basis of Presentation and Consolidation
---------------------------------------

The consolidated financial statements include the accounts of Massachusetts Fincorp, Inc., and its wholly owned subsidiaries, Massachusetts Co-operative Bank, Massachusetts Securities Corporation, and MCB Funding. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Federal Home Loan Bank Stock
----------------------------

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

Allowance for Loan Losses
-------------------------

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Such costs were $218,000 and $173,000 for the years ending December 31, 2001 and 2000, respectively.

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

Stock-Based Compensation
------------------------

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

Transfers of Financial Assets
-----------------------------

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over financial assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding while unallocated ESOP shares are not considered outstanding (see Note J). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During 2001, a 10% stock dividend was paid to shareholders. Previously reported share and earnings per share amounts have been restated.

Earnings per common share have been computed based on the following:



                                                                                       Years ended December 31,
                                                                                   -------------------------------
                                                                                    2001        2000        1999


                                                                                   --------    --------    -------

      Net income applicable to common stock                                        $792,068    $238,466    $403,001
                                                                                   ================================

      Weighted average number of common shares outstanding                          552,696     584,423     597,629
      Less: weighted average unallocated ESOP shares                                (31,201)    (35,401)    (38,401)
      Less: weighted average unvested shares held by Stock Based Incentive Plan     (13,853)      1,011           -
                                                                                   --------------------------------

      Average number of common shares outstanding used
       to calculate basic earings per share                                         507,642     550,033     559,228
                                                                                   --------------------------------

      Effect of dilutive options                                                     10,643       3,759           -
      Effect of dilutive unvested stock awards                                        6,185       2,357           -

      Average number of common shares outstanding used
       to calculate diluted earnings per share                                      524,470     556,149     559,228
                                                                                   ================================

      Earnings Per Share:
        Basic                                                                      $   1.56    $   0.43    $   0.72
        Diluted                                                                    $   1.51    $   0.43    $   0.72


Comprehensive Income
--------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138," Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

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

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

      * All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

      * Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

      * Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

      * Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

      * All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged and its provisions are to be applied prospectively. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

NOTE B - SECURITIES

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:


                                                                December 31, 2001
                                             ------------------------------------------------------
                                                              Gross         Gross
                                              Amortized     Unrealized    Unrealized
                                                 Cost         Gains         Losses      Fair Value
                                              ---------     ----------    ----------    ----------

Securities Available for Sale
  Debt securities:
    U.S. Government and federal agency       $ 3,467,061      $ 58,559    $       -     $ 3,525,620
    Corporate                                  5,349,979        82,805     (210,426)      5,222,358
    Mortgage-backed                           12,849,648        63,631      (46,655)     12,866,624
                                             ------------------------------------------------------
    Total debt securitites                    21,666,688       204,995     (257,081)     21,614,602
    Marketable equity securities               1,059,325             -      (10,715)      1,048,610
                                             ------------------------------------------------------
      Total securities available for sale    $22,726,013      $204,995    $(267,796)    $22,663,212
                                             ======================================================

Securitites Held to Maturity
  Corporate bonds                            $   501,835      $  1,725    $       -     $   503,560
                                             ======================================================


                                                                December 31, 2000
                                             ------------------------------------------------------
                                                              Gross         Gross
                                              Amortized     Unrealized    Unrealized
                                                 Cost         Gains         Losses      Fair Value
                                              ---------     ----------    ----------    ----------

Securities Available for Sale
  Debt securities:
    U.S. Government and federal agency       $ 2,075,000      $ 2,405     $       -     $ 2,077,405
    Corporate                                  5,197,863       13,803      (104,774)      5,106,892
    Mortgage-backed                            6,289,400        5,365       (34,283)      6,260,482
                                             ------------------------------------------------------
    Total debt securitites                    13,562,263       21,573      (139,057)     13,444,779
    Marketable equity securities               1,632,168       72,593      (110,283)      1,594,478
                                             ------------------------------------------------------
      Total securities available for sale    $15,194,431      $94,166     $(249,340)    $15,039,257
                                             ======================================================

Securitites Held to Maturity
  Corporate bonds                            $   512,843      $     -     $     (48)    $   512,795
                                             ------------------------------------------------------


The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:


                                                   December 31, 2001
                                  ---------------------------------------------------
                                      Available for Sale           Held to Maturity
                                  --------------------------    ---------------------
                                   Amortized        Fair        Amortized      Fair
                                      Cost          Value          Cost        Value
                                   ---------        -----       ---------      -----
Within 1 Year                     $   758,269    $   770,877    $501,835     $503,560
Over 1 year through 5 years         1,227,831      1,246,554           -            -
After 5 years through 10 years      2,977,979      2,986,511           -            -
After 10 years                      3,852,961      3,744,036           -            -
                                  ---------------------------------------------------
                                    8,817,040      8,747,978     501,835      503,560

Mortgage-Backed Securities         12,849,648     12,866,624           -            -
                                  ---------------------------------------------------

Total Securities                  $21,666,688    $21,614,602    $501,835     $503,560
                                  ===================================================


Sales of securities available for sale are summarized as follows:


                                 Years ended December 31,
                           ------------------------------------
                              2001          2000        1999
                              ----          ----        ----

Proceeds from sales        $4,575,113    $252,237    $1,744,817
Gross gains from sales         48,290           -         8,616
Gross losses from sales        81,691       7,719             -


NOTE C - LOANS

A summary of the balances of loans by type follows:


                                               December 31,
                                        ---------------------------
                                            2001            2000
                                        -----------     -----------

Real estate mortgage loans:
  Adjustable rate                       $40,529,646     $52,678,509
  Fixed rate                             22,213,397      20,878,422
  Construction loans                      7,641,819      10,717,956
  Equity lines of credit                  1,050,111         919,501
                                        ---------------------------
                                         71,434,973      85,194,388

Less: Net deferred loan fees                 93,355         180,841
      Unadvanced loan funds                       -      (3,696,590)
                                        ---------------------------
      Net real estate mortgage loans     71,528,328      81,678,639
                                        ---------------------------

Other loans:
  Personal                                2,298,016       3,368,528
  Unsecured                                  43,821          31,065
  Collateral                                 48,156          44,712
                                        ---------------------------
      Total other loans                   2,389,993       3,444,305
                                        ---------------------------

      Toal loans                         73,918,321      85,122,944

Less: Allowance for loan losses            (697,757)       (764,479)

      Loans, net                        $73,220,564     $84,358,465
                                        ===========================


Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal of mortgage loans serviced for others was $3,102,000 and $2,200,000 at December 31, 2001 and 2000, respectively. All loans serviced for others were sold without recourse provisions.

An analysis of the allowance for loan losses follows:


                                           Years ended December 31,
                                      ----------------------------------
                                        2001         2000         1999
                                      --------     --------     --------

Balance at beginning of year          $764,479     $595,676     $524,924
Provision (credit) for loan losses    (126,519)      57,956      (18,810)
Recoveries                              64,797      122,613       89,775
Loans charged-off                       (5,000)     (11,766)        (213)
                                      ----------------------------------

Balance at end of year                $697,757     $764,479     $595,676
                                      ==================================


At December 31, 2001 and 2000, the recorded investment in impaired loans totaled $0 and $0 respectively, for which there was no valuation allowance.

No additional funds were committed to be advanced in connection with impaired loans.

For the years ended December 31, 2001, 2000, and 1999 the average recorded investment in impaired loans amounted to $0, $0, and $535,352, respectively. Interest income recognized on impaired loans was $0, $0, and $57,298 for the years ended December 31, 2001, 2000 and 1999, respectively.

There were no non-accrual loans at December 31, 2001 and 2000 and $91,729 at December 31, 1999. If interest payments on all non-accrual loans for the years ended December 31, 2001, 2000, and 1999 had been made in accordance with original loan agreements, interest income of $0, $0, and approxiately $3,000 would have been recognized on loans compared to interest income actually recognized of zero, for all three years, respectfully.

NOTE D - FORECLOSED REAL ESTATE

Foreclosed real estate expenses (income) include the following:



                                                      Years ended December 31,
                                                      ------------------------
                                                      2001       2000     1999
                                                      ----       ----     ----

Loss on sale of foreclosed real estate, net           $  -      $9,228    $  -
Operating expenses, net of rental income                 -           -       -
                                                      ------------------------

Net expense (recovery) from foreclosed real estate    $  -      $9,228    $  -
                                                      ========================


NOTE E - BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of banking premises, leasehold improvements and equipment and their estimated useful lives is as follows:


                                         Years ended December 31,
                                         ------------------------         Estimated
                                             2001           2000        Useful Lives
                                             ----           ----        ------------

Banking Premises:
  Land                                   $ 1,010,880    $ 1,010,880
  Building and leasehold improvements      2,836,228      2,708,083    10 - 40 years
  Equipment                                1,634,872      1,594,173     3 - 10 years
                                           5,481,980      5,313,136
                                         --------------------------

Less: accumulated depreciation
 and amortization                         (1,481,862)    (1,232,804)
                                         --------------------------
Net banking premises and equipment       $ 4,000,118    $ 4,080,332
                                         ==========================


Total depreciation and amortization expense amounted to $255,685, $257,548 and $173,690 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE F - DEPOSITS

A summary of deposit balances by type is as follows:


                                                 December 31,
                                         ----------------------------
                                             2001            2000
                                             ----            ----

Demand                                   $ 10,613,784    $  7,013,505
NOW                                        20,917,548      24,502,611
Money market accounts                          87,154          53,646
Regular and other savings                  30,730,208      12,094,492
                                         ----------------------------
      Total non-certificate accounts       62,348,694      43,664,254
                                         ----------------------------

Term certificates of $100,000 or more      11,609,095      14,109,970
Term certificates less than $100,000       26,870,355      31,347,173
                                         ----------------------------
      Total term certificates              38,479,450      45,457,143
                                         ----------------------------

      Total deposits                     $100,828,144    $ 89,121,397
                                         ============================


Interest expense on deposit balances is summarized as follows.


                                    Years ended December 31,
                             --------------------------------------
                                2001          2000          1999
                                ----          ----          ----

Regular and other savings    $  427,569    $  225,091    $  196,951
NOW                             742,530       849,076       476,758
Money market accounts             1,605         2,455         6,433
Term certificates             2,119,098     2,395,794     1,527,615
                             --------------------------------------

                             $3,290,802    $3,472,416    $2,207,757
                             ======================================


A summary of term certificates by maturity is as follows:


                                               December 31,
                            --------------------------------------------------
                                     2001                       2000
                            -----------------------    -----------------------
                                           Weighted                   Weighted
                                           Average                    Average
                               Amount        Rate         Amount        Rate
                               ------      --------       ------      --------

Within 1 year               $31,715,060      4.1%      $42,643,505      6.0%
Over 1 year to 2 years        3,719,514      4.6%        2,148,253      6.2%
Over 2 years to 3 years       3,037,233      4.2%          658,089      5.8%
Over 3 years to 4 years           7,643      4.70                -        -
Over 4 years                          -         -            7,296      4.7%
                            -----------                -----------

Total Term Certificates     $38,479,450      4.1%      $45,457,143      6.0%
                            ===========                ===========


The Federal Reserve Bank requires that the Bank maintain average reserve balances. The average amount of these reserve balances for the year ended December 31, 2001 was approximately $807,000.

NOTE G - FEDERAL HOME LOAN BANK BORROWINGS

A summary of borrowed funds consisting of advances from the Federal Home Loan Bank of Boston, by maturity, is as follows:


                                               December 31,
                            --------------------------------------------------
                                     2001                       2000
                            -----------------------    -----------------------
                                           Weighted                   Weighted
                                           Average                    Average
                               Amount        Rate         Amount        Rate
                               ------      --------       ------      --------

Within 1 year               $3,208,042       4.61%     $12,500,000      6.85%
Over 1 year to 3 years       3,500,000       4.75%       1,021,515      5.63%
Over 3 years to 5 years              -          -                -         -
Over 5 years                 2,070,371       4.36%          77,407      4.00%
                            ----------                 -----------

      Total borrowings      $8,778,413       4.45%     $13,598,922      6.74%
                            ==========                 ===========


Advances from the FHLB consist of short and long-term borrowings that are secured by a blanket lien on qualified collateral (as defined in the FHLB credit policy) and FHLB stock held. Qualified collateral includes but is not limited to first mortgage loans on residential property and U.S. Government and federal agency securities. Based upon qualified collateral held, the Bank has a total borrowing capacity of $68.8 million as of December 31, 2001. Included in this borrowing capacity is a line of credit amounting to $4,300,000 by which the Bank may overdraw its deposit accounts at the FHLB. The Bank has an equity investment in the FHLB that cannot be liquidated as long as any borrowings with the FHLB are outstanding.

NOTE H - INCOME TAXES

Allocation of Federal and state income taxes between current and deferred portions, is as follows:


                                         Years ended December 31,
                                     --------------------------------
                                       2001        2000        1999
                                       ----        ----        ----

Current tax provision:
  Federal                            $295,000    $ 55,000    $ 83,000
  State                                92,000      15,000      17,000
                                     --------------------------------
                                      387,000      70,000     100,000
                                     --------------------------------

Deferred tax provision (benefit):
  Federal                              47,000      46,000     121,000
  State                                49,000      (1,000)     13,000
  Change in valuation reserve         (99,000)          -     (10,000)
                                     --------------------------------
                                       (3,000)     45,000     124,000
                                     --------------------------------

                                     $384,000    $115,000    $224,000
                                     ================================


The reasons for the differences between the effective tax rates and the statutory federal income tax rate are summarized as follows:


                                             Years ended December 31,
                                             ------------------------
                                              2001     2000      1999
                                              ----     ----      ----

Tax provision at statutory rate              34.0%    34.0%     34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit     6.8%     2.6%      2.9%
  Change in valuation reserve                -8.4%              -1.6%
  Dividend received deduction                -1.9%    -5.4%     -2.1%
  Other net                                   2.2%     1.2%      2.5%
                                             -----------------------
Effective tax rate                           32.7%    32.4%     35.7%
                                             =======================


The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                Years ended December 31,
                                                          -----------------------------------
                                                             2001         2000         1999
                                                             ----         ----         ----

Deferred Tax Asset:
  Allowance for loan losses                               $  22,000    $ 103,000    $  29,000
  Net unrealized loss on securities available for sale       26,000       65,000      223,000
  Excess of capital loss over capital gain                   19,000
  Restricted stock awards                                     6,000
  Other tax loss carryovers                                  54,000      101,000       99,000
                                                          -----------------------------------
                                                            127,000      269,000      351,000
  Valuation reserve                                               -      (99,000)     (99,000)
                                                          -----------------------------------
      Total deferred tax asset                              127,000      170,000      252,000

Deferred Tax Liability:
  Environmental expenditures                               (161,000)    (116,000)     (67,000)
  Net deferred loan costs                                   (38,000)     (87,000)     (27,000)
  Depreciation                                              (15,000)     (15,000)      (3,000)
  Other                                                      (2,000)      (7,000)      (7,000)
                                                          -----------------------------------
      Total deferred tax liability                         (216,000)    (225,000)    (104,000)

Net deferred tax (liability) asset                        $ (89,000)   $ (55,000)   $ 148,000
                                                          ===================================


The valuation reserve decreased by $99,000 in fiscal year 2001. The decrease was a result of the utilization of previously reserved tax benefits that were used to offset current year's taxable income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, it must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company and Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the tables.


                                                                     Minimum To Be Well
                                                                     Capitalized Under
                                              Minumum for Capital    Prompt Corrective
                               Actual          Adequacy Purposes     Action Provisions
                          ----------------    -------------------    ------------------
                          Amount     Ratio    Amount        Ratio    Amount      Ratio
                          ------     -----    ------        -----    ------      -----
                                             (Dollars in Thousands)

December 31, 2001
Total Capital to Risk
  Weighted Assets
    Bank                  $ 9,284    12.8%    $5,823        >= 8%    $7,279      >= 10%
    Consolidated          $10,547    14.5%    $5,823        >= 8%        NA

Tier 1 Capital to Risk
  Weighted Assets
    Bank                  $ 8,586    11.8%    $2,911        >= 4%    $4,367      >=  6%
    Consolidated          $ 9,849    13.5%    $2,911        >= 4%        NA

Tier 1 Capital to
  Average Assets
    Bank                  $ 8,586     7.3%    $4,719        >= 4%    $5,899      >=  5%
    Consolidated          $ 9,849     8.5%    $4,652        >= 4%        NA

December 31, 2000
Total Capital to Risk
  Weighted Assets
    Bank                  $ 8,868    13.3%    $5,343        >= 8%    $6,679      >= 10%
    Consolidated          $10,536    15.8%    $5,343        >= 8%        NA

Tier 1 Capital to Risk
  Weighted Assets
    Bank                  $ 8,103    12.1%    $2,672        >= 4%    $4,007      >=  6%
    Consolidated          $ 9,771    14.6%    $2,672        >= 4%        NA

Tier 1 Capital to
  Average Assets
    Bank                  $ 8,103     7.2%    $4,496        >= 4%    $5,620      >=  5%
    Consolidated          $ 9,771     9.0%    $4,331        >= 4%        NA


Stock Repurchase Program
------------------------

On April 23, 2001, the company announced a stock repurchase program whereby the company's Board of Directors authorized the repurchase of up to 5% (or approximately 28,503 shares), of the Company's outstanding common shares from time to time. On August 15, 2001, the company announced a stock repurchase program whereby the company's Board of Directors authorized the repurchase of up to 3.1% (or approximately 17,696 shares), of the Company's outstanding common shares from time to time. On October 23 2001, the company announced a stock repurchase program whereby the company's Board of Directors authorized the repurchase of up to 5% (or approximately 26,194 shares), of the Company's outstanding common shares from time to time. This repurchase agreement expires on April 26, 2002. Shares repurchased under these programs may be held in treasury, retired, or used for general corporate purposes. As of December 31, 2001, the Company had repurchased 46,200 shares of common stock, with 26,194 shares still available to be purchased under these programs.

NOTE J - EMPLOYEE BENEFIT PLANS

Retirement Plans
----------------

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

The plan is a multiemployer plan whereby the contributions by each Company are not restricted to provide benefits for employees of the contributing Company. Total pension expense amounted to $141,816, $119,820 and $111,551 for the years ended December 31, 2001, 2000, and 1999, respectively.

In addition to the defined benefit plan, the Company adopted a Section 401(k) plan that provides for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. The Company matched the employee's voluntary contribution up to five percent of their compensation during 1998 and made no contributions in 2001, 2000 or in 1999.

Employee Stock Ownership Plan
-----------------------------

On December 22, 1998, the Company's ESOP purchased 43,638 shares of common stock for $436,380. These funds were obtained by the ESOP through a loan from MCB Funding. Annual payments are approximately $59,803 including interest at 7.5%. The Company's contributions are the primary source of funds for repayment of the loan. Interest expense incurred on the ESOP debt totaled $24,336, $26,955 and $29,249 for the years ended December 31, 2001, 2000 and 1999 respectively. Compensation expenses related to the ESOP amounted to $78,971, $55,451 and $48,613 for 2001, 2000 and 1999
respectively. This included contributions in excess of amounts required to service the ESOP debt of $24,897, $11,813 and $4,975 for 2001, 2000 and
1999 respectively. During 2001, there was a 10% stock dividend, which increased total annual ESOP shares by 4,364. There were no dividend payments on unallocated shares. The shares held by the ESOP are as follows:


                              December 31,
                            ----------------
                             2001      2000
                             ----      ----

Allocated shares            19,200    13,091
Unallocated shares          28,802    30,547
                            ----------------
      Total ESOP Shares     48,002    43,638
                            ================


The fair value of unallocated shares at December 31, 2001, 2000 and 1999 was $424,820 $400,929 and $392,738 respectively.

Stock-Based Incentive Plans
---------------------------

On December 21, 1999 the Company established a Stock-Based Incentive Plan which may grant Non-Statutory Stock Options, Incentive Stock Options, and Stock Awards to eligible individuals. All employees and outside directors are eligible under the Plan. The maximum number of shares reserved for awards under the Plan is 84,003 of which 60,002 is reserved for the exercise of options and 24,001 is reserved for stock awards. During 1999 the Company awarded 23,997 shares with an estimated market value of $267,780 which will vest over a five-year period. During 2000, 3,774 shares were forfeited by terminated employees and 3,779 shares were awarded to new directors and employees. During 2001, 3,584 shares were forfeited. Also occuring during 2001 was a 10% stock dividend. The preceding share numbers have been adjusted for that dividend. The Company recorded compensation expense in connection with the stock awards of $125,983 and $50,134 during 2001 and 2000 respectively. Stock options entitle the holder to purchase one share of the Company's common stock at the exercise price which is the fair value on the date of the grant. Options granted to certain employees and directors of the Company have a five year vesting period and will expire ten years from the date of grant. Occuring in 2001 was an exercise of 1,500 shares and a stock dividend of 10%. The preceding shares numbers have been adjusted for the dividend. Also occurring was the acceleration of the vesting of two top executives to fully vested. Stock awards expense for 2001 increased as a result of this accelerated vesting.

During 2001, the company purchased 13,612 shares to fully fund the stock based incentive plan.

On a proforma basis, had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards made under the plan, consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced as follows:


                                               Years Ended
                                               December 31,
                                     --------------------------------
                                       2001        2000        1999
                                       ----        ----        ----

Net Income            As Reported    $792,068    $238,466    $403,001
                      Proforma       $710,745    $202,613    $389,299

Earnings per share    As Reported    $   1.56    $   0.43    $   0.72
                      Proforma       $   1.40    $   0.37    $   0.70

Earnings per share    As Reported    $   1.51    $   0.43    $   0.72
 assuming dilution    Proforma       $   1.36    $   0.36    $   0.70


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                       Years Ended
                                       December 31,
                             -------------------------------
                               2001        2000        1999
                               ----        ----        ----

Dividend yield                   N/A         N/A         N/A

Expected life                5 Years     6 Years     6 Years

Expected volatility            23.54%      28.80%      24.27%

Risk-free interest rate         3.97%       6.20%       5.97%


A summary of the status of the Company's stock option plan is presented below:




                                           December 31, 2001      December 31, 2000      December 31, 1999
                                          -------------------    -------------------    -------------------
                                                     Weighted               Weighted               Weighted
                                                     Average                Average                Average
                                                     Exercise               Exercise               Exercise
                                          Options     Price      Options     Price      Options     Price
                                          -------    --------    -------    --------    -------    --------

Outstanding at beginning of year           60,003     $12.08      56,691     $12.00           -     $    -
Granted                                     7,000      14.30      12,448      12.41      56,691      12.00
Exercised                                  (1,500)     12.00           -          -           -          -
Forfeited                                 (11,048)     11.72      (9,136)     12.00           -          -
                                          ----------------------------------------------------------------
Outstanding at end of year                 54,455     $11.93      60,003     $12.08      56,691     $12.00
                                          ================================================================

Options exerciable at year end             31,683     $11.56       8,647     $12.00           -     $    -

Weighted-average fair value of options
 granted during the year                  $  6.27                $  6.88                $  5.69


As of December 31, 2001, the range of exercise prices for options outstanding is $11.53 to $14.30 and the weighted average remaining contractual life is
8.22 years

Stock Dividend
--------------

On April 23, 2001, the Board of Directors declared a 10% stock dividend payable on May 21, 2001 to shareholders of record on May 7, 2001. Stockholders received one share of common stock for each ten shares they held on the record date. The dividend resulted in a charge to retained earnings in the amount of $791,381 as of June 30, 2001, which was based on the fair value of the Company's common stock. In connection with the 10% stock dividend, the Company increased the number of stock options under its stock option plans by 10% and reduced the exercise prices accordingly such that the intrinsic value did not change. Also, in connection with the 10% stock dividend, the Company increased the number of shares awarded for the ESOP and the stock award plan. Additional stock compensation expense was recognized due to the increase in intrinsic value associated with vested stock awards and shares allocated to the ESOP. All references to weighted average shares outstanding, per share amounts, stock options and awards, and exercise prices included in the financial statements and notes reflect the 10% stock dividend and its retroactive effect.

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

At December 31, 2001, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                          At December 31,
                                              ---------------------------------------
                                                 2001           2000          1999
                                                 ----           ----          ----

Commitments to grant loans                    $11,309,275    $2,769,237    $5,071,000
Unadvanced funds on equity lines of credit      1,015,710       632,549       347,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Funds disbursed under these financial instruments are collateralized by real estate. Commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. At December 31, 2001 and 2000, the Company had commitments to sell loans of $9,270,553 and $1,585,330, respectively. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to the investors. Loans are sold without recourse and, accordingly, risks arise principally from movements in interest rates.

Operating Lease Commitments
---------------------------

The Company's future minimum rent commitments pursuant to the terms of noncancelable lease agreements in effect at December 31, 2001 are not significant. Rent expense was $17,500, $27,060, and $52,269 for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Commitments and Contingencies
-----------------------------------

The Company has entered into employment agreements with two senior executives. The agreements include provisions for minimum annual compensation and certain lump-sum severance payments in the event of a "change in control."

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

NOTE L - RELATED PARTY TRANSACTIONS

The Company grants loans to principal officers and directors and their affiliates, generally at the same prevailing terms as those of other borrowers. A summary of related party activity follows:


                                Years ended December 31,
                                ------------------------
                                    2001        2000
                                    ----        ----

Balance at beginning of year      $92,470     $119,008
Loans made/advanced                 8,544            -
Repayments                        (13,195)     (26,538)
                                  --------------------

Balance at end of year            $87,819     $ 92,470
                                  ====================


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

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying values and estimated fair values of the Company's significant financial and non-financial instruments as of the dates indicated:


                                                December 31, 2001            December 31, 2000
                                           --------------------------    --------------------------
                                            Carrying       Estimated      Carrying       Estimated
                                             Value         Fair Value      Value         Fair Value
                                            --------       ----------     --------       ----------
Financial Assets:
  Cash and due from banks                  $ 3,198,376    $ 3,198,376    $ 2,098,449    $ 2,098,449
  Federal funds sold                         5,643,827      5,643,827      3,420,685      3,420,685
  Securities                                23,227,848     23,166,772     15,707,274     15,552,100
  Federal Home Loan Bank Stock, at cost      1,131,500      1,131,500      1,131,500      1,131,500
  Loans and loans held for sale, net        82,491,117     84,388,117     85,943,795     86,153,624
  Accrued interest receivable                  625,139        625,139        602,738        602,738

Financial Liabilities:
  Demand, NOW, savings and money
   market deposit accounts                  62,348,694     62,348,694     43,664,254     43,664,254
  Term certificates of deposit              38,479,450     38,822,579     45,457,143     45,585,127
  Borrowed Funds                             8,778,413      8,833,832     13,598,922     13,738,719


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

Loans
-----

The fair value of performing loans is estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar quality. For non-performing loans where the credit quality of the borrower has deteriorated significantly, fair values are estimated based on recent appraised values. In the event an appraisal is not available, values are estimated by discounting cash flows at a rate commensurate with the risk associated with those cash flows.

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

NOTE O - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Condensed parent company financial statements are as follows:

                         Massachusetts Fincorp, Inc.

                               BALANCE SHEETS


                                                           December 31,
                                                    --------------------------
                                                       2001           2000
                                                       ----           ----

Assets:
  Cash and due from banks                           $    87,192    $   932,825
  Investment in subsidiaries, at equity               9,778,369      8,848,698
  Tax Receivable                                              -              -
  Deferred taxes                                              -              -
  Other assets                                          211,585        259,447
                                                    --------------------------
      Total assets                                   10,077,146     10,040,970
                                                    ==========================

Liabilities and stockholders' equity:
  Accounts payable                                            -         54,956
                                                    --------------------------
      Total liabilities                                       -         54,956
                                                    --------------------------
      Total shareholders' equity                     10,077,146      9,986,014
                                                    --------------------------
      Total liabilities and shareholders' equity    $10,077,146    $10,040,970
                                                    ==========================


      The Company's consolidated shareholders' equity is less than amounts Presented above because of the elimination effect of the ESOP shares.

                         Massachusetts Fincorp, Inc.

                            STATEMENTS OF INCOME


                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                               2001           2000
                                                                               ----           ----

Income:
  Dividends from Massachusetts Co-operative Bank                             $350,000      $       -
                                                                             -----------------------
      Total Income                                                            350,000              -
                                                                             -----------------------

Operating expenses:
  Directors fees                                                                7,500         26,550
  Salaries and benefits                                                       129,449         21,300
  Other general and administrative                                            163,979        206,425
  Miscellaneous expense                                                        15,326         33,680
                                                                             -----------------------
      Total operaing expenses                                                 316,254        287,955
                                                                             -----------------------
Income before income tax provision and equity in earnings of subsidiaries      33,746       (287,955)
Income tax expense (benefit)                                                      456        (95,335)
                                                                             -----------------------
                                                                               33,290       (192,620)

Equity in undistributed earnings of subsidiaries                              758,778        431,086
                                                                             -----------------------
Net Income                                                                   $792,068      $ 238,466
                                                                             =======================


                         Massachusetts Fincorp, Inc.

                           STATEMENTS OF CASHFLOW


                                                            Years Ended December 31,
                                                            ------------------------
                                                               2001           2000
                                                               ----           ----

Cash flow from operating activities:
  Net income                                                $ 792,068     $  238,466
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Deferred tax benefit                                      (95,148)             -
    Expense for increase in ESOP share value during year       10,416         11,813
    Stock awards expense                                      115,470         50,134
    Increase in other assets                                   47,862          2,174
    Decrease in other liabilities                             (54,956)       (85,457)
    Equity in undistributed earnings of subsidiaries         (758,778)      (431,086)
                                                            ------------------------

    Net cash provided (used) by operating activities           56,934       (213,956)
                                                            ------------------------

Cash flows from financing activities:
  Payments to acquire treasury stock                         (906,298)      (510,434)
  Stock options exercised                                       3,731
  Payments for IPO cost                                             -        (10,968)
                                                            ------------------------

Net cash used for investing activities                       (902,567)      (521,402)
                                                            ------------------------

Net decrease in cash equivalents                             (845,633)      (735,358)
                                                            ------------------------

Cash and cash equilivalents at beginning of year              932,825      1,668,183
                                                            ------------------------

Cash and cash equivalents at end of year                    $  87,192     $  932,825
                                                            ========================


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002, on pages 4 through 8. Information concerning Executive Officers who are not directors is contained in Part I of this report.

ITEM 10. EXECUTIVE COMPENSATION

      The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002 on pages 8 through 12.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002, on pages 4 and 6 through 7.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002, on page 13.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

      The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

      -    Independent Auditors' Reports
      -    Consolidated Balance Sheets as of December 31, 2001 and 2000
      - Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
      - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
      - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
      -    Notes to Consolidated Financial Statements

(a) 2.   Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)   Reports on Form 8-K filed during the last quarter of 2002

      * On October 23, 2001, the Company filed a Form 8-K announcing their intention to repurchase up to 5% of its outstanding shares in the open market over the next six months, commencing on or after October 23, 2001 and the enhancements of its strategic plan. The press release making this announcement was filed by exhibit.

(c)   Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
-------

 2.1     Plan of Conversion of The Massachusetts Co-operative Bank (1)
 3.1     Certificate of Incorporation of Massachusetts Fincorp, Inc. (1)
 3.2     Bylaws of Massachusetts Fincorp, Inc. (2)
10.1     Employment Agreement between Massachusetts Fincorp, Inc. and
         Paul C. Green (3)
10.2     Employment Agreement between Massachusetts Fincorp, Inc. and
         Anthony A. Paciulli (3)
10.3 Form of The Massachusetts Co-operative Bank Employee Severance Compensation Plan (1)
10.4 Form of The Massachusetts Co-operative Bank Supplemental Executive Retirement Plan (1)
10.5     Form of The Mass Co-operative Bank Management Supplemental
         Executive Retirement Plan (1)
10.6     Massachusetts Fincorp, Inc. 1999 Stock - Based Incentive Plan (4)
11.0     Statement Re: Computation of Per Share Earnings
21.0     Subsidiaries Information Incorporated Herein By Reference to
         Part 1 - Subsidiary Activity
23.1     Consent of Independent Certified Public Accountant-Grant Thornton LLP

--------------------
<F1>  Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-60237.
<F2>  Incorporated by reference into this document from the Form 8-K as filed on February 3, 2000.
<F3>  Incorporated by reference into this document from the Exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1999.
<F4>  Incorporated by reference into this document from the Definitive
      Proxy Statement for the 1999 Annual Meeting of Stockholders dated June 16, 1999.

SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massachusetts Fincorp, Inc.


By:  /s/ Paul C. Green
     ------------------------------------
     Paul C. Green
     Chairman, President, Chief Executive
     Officer and Director

      In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.


        Name                              Title                  Date
        ----                              -----                  ----

/s/ Timothy King                 Chief Financial Officer    March 25, 2002
-----------------------------
Timothy King

/s/ Scott E. Buck                Director                   March 25, 2002
-----------------------------
Scott E. Buck

/s/ John E. Hurley, Jr.          Director                   March 25, 2002
-----------------------------
John E. Hurley, Jr.

/s/ Mark W. Jaindl               Director                   March 25, 2002
-----------------------------
Mark W. Jaindl

/s/ Robert E. McGovern           Director                   March 25, 2002
-----------------------------
Robert E. McGovern

/s/ John P. O'Hearn, Jr.         Director                   March 25, 2002
-----------------------------
John P. O'Hearn, Jr.

/s/ Robert H. Quinn              Director                   March 25, 2002
-----------------------------
Robert H. Quinn

/s/ William E. Schantz II        Director                   March 25, 2002
-----------------------------
William E. Schantz II

/s/ Joseph W. Sullivan           Director                   March 25, 2002
-----------------------------
Joseph W. Sullivan


/s/ Diane Valle                  Director                   March 25, 2002
-----------------------------
Diane Valle
