Form 10KSB/A
period 2001-12-31
MASSACHUSETTS FINCORP INC
filed 2002-04-30
CIK 1066170

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Fiscal Year Ended December 31, 2001

                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-24791

                         MASSACHUSETTS FINCORP, INC
---------------------------------------------------------------------------
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

Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, par value $.01 per share
                              (Title of Class)

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

      As of March 21, 2002, there were issued and outstanding 525,384 shares of the Registrant's Common Stock. Based on the average of the bid and ask prices, the aggregate market value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 21, 2002, was $7,785,896 (409,784 shares at $19.00 per share).

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                  PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of the Exchange Act.

Directors and Executive Officers

      The following table sets forth, for each current director and each executive officer required to be named on the Summary Compensation Table but who is not a director, his or her name, age as of April 12, 2002, the year he or she first became a director of the Company's subsidiary, Massachusetts Co-operative Bank (the "Bank") and the expiration of his current term as a director of the Company. Each of the Company's current directors (other than Messrs. Jaindl, Buck and Schantz who were elected to the Board of the Company in 2002) were initially appointed as directors of the Company in 1998 in connection with the incorporation and organization of the Company. Each director of the Company also is a member of the Board of Directors of the Bank. There are no arrangements or understandings between the Company and any director pursuant to which such person has been selected as a director for director of the Company, and no director or executive officer is related to any other director or executive officer by blood, marriage or adoption.

Name                     Age      Director Since     Current Term to Expire
----                     ---      --------------     ----------------------

Scott E. Buck            38            2000                   2003
Paul C. Green            52            1991                   2002
John E. Hurley           60            1981                   2002
Mark W. Jaindl           42            2000                   2003
Robert E. McGovern       83            1972                   2002
John P. O'Hearn          62            1973                   2003
Robert H. Quinn          74            1974                   2004
William E. Schantz II    37            2000                   2003
Joseph W. Sullivan       64            1977                   2004
Diane Valle              49            1983                   2004
Anthony A. Paciulli      52             N/A                    N/A

      Presented below is certain biographical information concerning the Company's current directors and executive officers who are not directors. Unless otherwise stated, all such persons have held the positions indicated for at least the past five years.

      Scott E. Buck. Partner of Buck, Zyskowski & Buck, CPA's, a CPA firm located in Allentown, Pennsylvania.

      Paul C. Green. Chairman of the Board, President and Chief Executive Officer of the Company and the Bank.

      John E. Hurley, Jr.  Probation officer, Chelsea, Massachusetts.

      Mark W. Jaindl. President & CEO of AmericanBank, an Internet bank located in Allentown, Pennsylvania.

      Robert E. McGovern. Retired, former real estate director for the Boston Redevelopment Authority, Boston, Massachusetts.

      John P. O'Hearn, Jr. Executive Vice President of Meredith & Grew, Inc., a real estate firm located in Boston, Massachusetts.

      Robert H. Quinn. Partner, Quinn & Morris, a law firm located in Boston, Massachusetts.

      William E. Schantz II. Principal of Warner & Schantz LLC, an employee benefit consulting firm located in Allentown, Pennsylvania.

      Joseph W. Sullivan. Retired, former President of Neponset Lincoln Mercury, Boston, Massachusetts.

      Diane Valle. Former President through 2000 of Harbor Greenery, a retail florist located in Boston, Massachusetts.

      Anthony A. Paciulli. Vice President of the Company and Executive Vice President of the Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2001.

Item 10.  Executive Compensation

Executive Compensation

      Summary Compensation Table.   The following table sets forth the cash
compensation paid as well as other compensation paid or accrued for services rendered in all capacities during fiscal years ended December 31, 2001, 2000 and 1999 to the Chief Executive Officer and the highest paid executive officer who earned and/or received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                                Long-Term Compensation
                                           Annual Compensation                           Awards
                                   ---------------------------------    ------------------------------------------
                                                           Other        Restricted    Securities
Name and                                                   Annual         Stock        Underlying       All Other
Principal               Fiscal     Salary      Bonus    Compensation      Awards      Options/SARs    Compensation
Positions                Year        ($)        ($)       ($)(1)(2)       ($)(3)          (#)           ($)(4)(5)
---------               ------     ------      -----    ------------    ----------    ------------    ------------

Paul C. Green            2001     $130,603     $  -       $33,863         $     -                       $100,000
  President and Chief    2000      125,580        -        21,656               -         1,090              483
  Executive Officer      1999      122,360        -        12,004          65,448        12,546            3,251

Anthony A. Paciulli      2001     $107,403     $  -       $28,722         $     -                       $ 65,500
  Vice President         2000      103,272        -        17,509               -           500              500
                         1999      104,138        -         9,866          34,032         6,818            3,514

___________________
<F1>  Does not include the aggregate amount of perquisites and other personal benefits, which was less than 10% of the total annual salary and bonus reported.
<F2>  Other Annual Compensation includes ESOP allocations with a market value as of December 31, 2001 of $33,863 for Mr. Green and $28,722 for Mr. Paciulli.
<F3>  As of December 31, 2001, the market value of the shares subject to stock awards held by Messrs. Green and Paciulli were $88,485 and $46,020, respectively.
<F5>  Other Compensation includes a cash payment for sick time of $500 for
      Mr. Paciulli.
<F6>  During the fourth quarter of 2001, the Company amended the employment agreements of each of the Named Executive Officers. In exchange for agreeing to these amendments, Messrs. Green and Paciulli received a cash payment in the amount of $100,000 and $65,000, respectively.

      Employment Agreements. The Bank and the Company entered into employment agreements with Messrs. Green and Paciulli effective December 22, 1998. The employment agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of the above referenced officers.

      The employment agreements provide for a three-year term for Mr. Green and a one-year term for Mr. Paciulli. The employment agreements with the Company are extended on a daily basis unless written notice of non-renewal is given by the Board of Directors and the term of the employment agreements with the Bank are renewable on an annual basis. The employment agreements provide that each executive's base salary will be reviewed annually. The current base salaries for Messrs. Green and Paciulli are $141,051 and $113,847, respectively. In addition to the base salary, the employment agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The employment agreements provide for termination by the Bank or the Company for cause, as defined in the employment agreements, at any time. In the event the Bank or the Company chooses to terminate employment for reasons other than for cause, or in the event of the executive's resignation from the Bank or the Company upon: (i) failure to re-elect the executive to his current office; (ii) a material change in the executive's functions, duties or responsibilities; (iii) a relocation of the executive's principal place of employment by more than 25 miles; (iv) a reduction in the benefits and perquisites being provided to the executive in the employment agreement; (v) liquidation or dissolution of the Bank or the Company; or (vi) a breach of the employment agreement by the Bank or the Company, the executive or, in the event of death, his beneficiary would be entitled to receive an amount equal to the remaining base salary and bonuses due to the executive for the remaining term of the employment agreement plus the value of certain stock-based awards held by the executive on the date of termination and contributions that would have been made on the executive's behalf to any employee benefit plans of the Bank and the Company during the remaining term of the employment agreement. The Bank and the Company would also continue and pay for the executive's life, health, dental and disability coverage for the remaining term of the employment agreement. The employment agreements restrict each executive's right to compete against the Bank or the Company for a period of one year from the date of termination of the agreement if his employment is terminated without cause, except if termination follows a change in control.

      Under the employment agreements, if voluntary (in connection with reasons stated in the agreements) or involuntary termination follows a change in control of the Bank or the Company, the executive or, in the event of the executive's death, his beneficiary, would be entitled to a severance payment equal to the greater of: (i) base salary and bonuses that would have been paid for the remaining term of the agreement, plus the value of any stock options or stock awards that had not yet vested or become exercisable on the date of termination; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the executive's life, health, and disability coverage for thirty-six (36) months in the case of Mr. Green and twenty-four (24) months in the case of Mr. Paciulli. Notwithstanding that both the Bank and Company employment agreements provide for a severance payment in the event of a change in control, the executive would not receive duplicative payments or benefits under the agreements.

      Payments to the executives under the employment agreements with the Bank are guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the employment agreements with the Company would be made by the Company. All reasonable costs and legal fees paid or incurred by an executive pursuant to any dispute or question of interpretation relating to the employment agreements shall be paid by the Bank or Company, respectively, if an executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that the Bank and Company shall indemnify the executives to the fullest extent allowable under Massachusetts and Delaware law, respectively.

      Prior to fiscal year end, the Company and Messrs. Green and Paciulli agreed to amend their employment agreements to limit the change in control payments that would be payable under the terms of their agreements to the maximum amount that would not trigger adverse tax consequences under the golden parachute rules of the Internal Revenue Code. As consideration for agreeing to these reductions in the potential change in control benefits, Messrs. Green and Paciulli received a cash payment of $100,000 and $65,000, respectively. In addition the vesting of their options and restricted stock awards was accelerated. In the event of a change in control of the Bank or the Company and termination of employment, the estimated cash payments due to Messrs. Green and Paciulli under these agreements, would be approximately $410,000 and $300,000, respectively. In addition, Messrs. Green and Paciulli would be entitled to continued benefit coverage for a period of 36 months in the case of Mr. Green and 24 months in the case of Mr. Paciulli. These benefits have an estimated cost of approximately $90,000 for Mr. Green and $50,000 for Mr. Paciulli. In connection with the execution of the Agreement and Plan of Merger by and between the Company and Abington Bancorp, Inc., each of Messrs. Green and Paciulli entered into agreements with Abington which would further limit the payments due to them under their respective employment agreements in the event the proposed merger is consummated.

      Management Supplemental Executive Retirement Plan. The Bank maintains a non-qualified deferred compensation arrangement known as a "Management Supplemental executive Retirement Plan" (the "MSERP"). The Bank intends the MSERP to make up lost ESOP benefits to designated participants who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP in connection with a change in control (regardless of whether the individual terminates employment) prior to the complete repayment of the ESOP loan. Generally, upon the retirement of an eligible individual (designated by the Board of Directors of the Bank or a participating affiliate of the Bank) or upon a change in control of the Bank or the Company prior to complete repayment of the ESOP Loan, the MSERP will provide the individual with a benefit determined by first (i) projecting the number of shares that would have been allocated to the individual under the ESOP if the individual had remained employed throughout the term of the ESOP loan (measured from the individual's first date of ESOP participation) and (ii) reducing that number by the number of shares actually allocated to the individual's account under the ESOP; and second, by multiplying the number of shares that represent the difference between such figures by the average fair market value of the Common Stock over the preceding five years. The individual's benefits become payable under the MSERP upon the participant's retirement (in accordance with the standard retirement policies of the Bank) or upon the change in control of the Bank or the Company. The Bank may establish a grantor trust in connection with the MSERP to satisfy the obligations of the Bank with respect to the MSERP. The assets of the grantor trust would remain subject to the claims of the Bank's general creditors in the event of the Bank's insolvency until paid to the individual pursuant to the terms of the MSERP. Messrs. Green and Paciulli participate in the MSERP.

      The following table provides certain information with respect to the number of shares of common stock represented by outstanding options held by the Named Executive Officers as of December 31, 2001. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year end price of the common stock. Neither Named Executive Officer exercised any options during this period.

                        Fiscal Year-End Option Value

                            Number of Securities            Value of Unexercised
                           Underlying Unexercised           In-the-Money Options
                         Options at Fiscal Year-End       at Fiscal Year-End($)(3)
                        ----------------------------    ----------------------------
Name                    Exercisable    Unexercisable    Exercisable    Unexercisable
----                    -----------    -------------    -----------    -------------

Paul C. Green            13,801 (1)          -           $44,439.22          -
                          1,199 (2)          -             3,453.12          -
Anthony A. Paciulli       7,500 (1)          -            24,150.00          -
                            550 (2)          -             1,584.00          -

___________________
<F1>  The options have an exercise price of $11.53 per share.
<F2>  The options have an exercise price of $11.87 per share.
<F3>  The price of the common stock on December 31, 2001 was $14.75 per share.

      Directors' Fees. All non-employee directors of the Company are paid an annual retainer fee of $1,800. Effective January 2002, each member of the Company's Executive Committee is currently paid an annual retainer of $2,500. Non-employee directors of the Bank are currently paid an annual retainer of $6,600. Each member of the Bank's Security Committee is currently paid an annual retainer of $1,800. Effective January 2002, each member of the Bank's Executive Committee is currently paid an annual retainer of $2,500.

      Incentive Plan. Under the Incentive Plan, which was adopted by the Company's shareholders on July 21, 1999, each member of the Board of Directors of the Company who is not an officer or employee of the Company or the Bank received non-statutory stock options to purchase 1,487 shares of common stock at an exercise price of $12.00, the fair market value of the common stock on November 16, 1999, the date the option was granted, and stock awards for 595 shares (collectively "Directors' Awards"). The Directors' awards initially granted under the Incentive Plan vest equally over a five-year period, beginning on November 16, 2000.

      The three directors, Scott E. Buck, Mark W. Jaindl and William E. Schantz II elected at the 2000 annual meeting received non-statutory stock options to purchase 1,487 shares of common stock at an exercise price of $12.375, the fair market value of the common stock on July 13, 2000, the date the option was granted, and stock awards for 595 shares. These Directors' awards initially granted under the Incentive Plan vest equally over a five-year period, beginning on July 13, 2001.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management.

      The following table sets forth, as of April 12, 2002, the beneficial ownership of the Common Stock by each of the Company's directors and Named Executive Officers, by all directors and executive officers as a group and by all persons who have filed the reports required of persons beneficially owning more than 5% of the Common Stock or who were known to the Company to beneficially own more than 5% of the Common Stock outstanding at April 12, 2002. Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of the Record Date.

Name and Address                                      Number                  Percent
of Beneficial Owner                                  of Shares       of Outstanding Common Stock
-------------------                                  ---------       ---------------------------

Frederick J. Jaindl, Mark W. Jaindl,               57,162 (1)(2)              10.88%
Zachary John Jaindl Trust and
Julianne Katherine Jaindl Trust ("Jaindl")
1964 Diehl Court
Allentown, Pennsylvania 18104

The Massachusetts Co-operative Bank                48,002 (3)                  9.14%
Employee Stock Ownership Plan
(the "ESOP")
70 Quincy Avenue
Quincy, Massachusetts  02169

Paul C. Green                                      36,165 (4)(5)               6.69%
70 Quincy Avenue
Quincy, Massachusetts  02169

Directors and Executive Officers

                               Amount and Nature of      Percent of Shares of
Name                           Beneficial Ownership    Common Stock Outstanding
----                           --------------------    ------------------------

Scott E. Buck                            734 (2)                    *
Paul C. Green                         36,165 (4)                 6.69
John E. Hurley                         2,018 (5)                    *
Mark W. Jaindl                        57,162 (1)(2)             10.87
Robert E. McGovern                     2,018 (5)                    *
John P. O'Hearn                       17,638 (5)                 3.35
Robert H. Quinn                        2,018 (5)                    *
William E. Schantz II                    569 (2)                    *
Joseph W. Sullivan                     3,668 (5)                    *
Diane Valle                            3,836 (5)(6)                 *
Anthony A. Paciulli                   13,667 (7)                 2.56

All Directors and Executive
 Officers as a Group (11 Persons)    139,493 (8)                25.19

___________________
*     Less than one percent.
<F1>  Based on information filed in a Schedule 13D, as amended, Jaindl may, in the aggregate, be deemed the beneficial owner of 57,162 shares. Based on Company information, this includes 131 vested stock.
<F2>  Includes 328 shares which may be purchased pursuant to the exercise of stock options.
<F3>  First Bankers Trust, N.A. has been appointed as the corporate trustee for the ESOP (the "ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, will vote all unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received voting instructions from participants. As of April 12, 2002, 17,892.2 shares have been allocated under the ESOP and 30,109.8 shares remain unallocated.
<F4>  Based on information filed in a Schedule 13D, Green may be deemed the beneficial owner of 36,165 shares. Includes 2,295.77 shares which had been allocated to his account under the ESOP and 15,000 shares which may be purchased pursuant to the exercise of stock options.
<F5>  Includes 656 shares which may be purchased pursuant to the exercise of stock options.
<F6>  Includes 1,818 shares held as custodian by Ms. Valle for her daughter.
<F7>  Includes 1,947.27 shares which have been allocated to his account under the ESOP and 8,050 shares which may be purchased pursuant to the exercise of stock options.
<F8>  Includes 4,243.04 shares which have been allocated to the accounts of executive officers under the ESOP and 28,420 shares which may be purchased pursuant to the exercise of stock options.

Item 12.  Certain Relationships And Related Transactions.

      Since 1991, the Bank has maintained a policy prohibiting making loans to executive officers and directors. However in 1998, the Bank made a one-time exception to this policy and refinanced a loan to a member of the Board of Directors which loan was initially originated by the Bank prior to 1991 (the "1998 Refinanced Loan"). The 1998 Refinanced Loan was sold in the secondary market in February 1998. As of December 31, 2001, the Bank had two loans outstanding to directors totaling $79,275, both of which were originated prior to 1991. All advances made to directors since 1991 consist of advances made under the line of credit agreements made with the directors prior to 1991. All of such related party loans and advances (including the 1998 Refinanced Loan) were made by the Bank in the ordinary course of business with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

      On August 16, 2000 the Company and the Bank and three of its directors that were elected at the 2000 Annual Meeting of Shareholders (Mark W. Jaindl, William E. Schantz II and Scott E. Buck) and certain named affiliates entered into an agreement pursuant to which the Company agreed to increase the size of the Bank's board by three members and to appoint Directors Jaindl, Schantz and Buck to the new positions. The Company and the Bank also agreed to re-nominate those individuals for election to the Company's Board when their current terms expire in 2003. Directors Jaindl, Schantz and Buck agreed to support management's nominees at the 2001 Annual Meeting.

                                 SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASSACHUSETTS FINCORP, INC.


                                       By:  /s/ Paul C. Green
                                       ------------------------------------
                                       Paul C. Green
                                       President, Chief Executive Officer
                                       and Director

April 30, 2002