Form 10QSB
period 2002-03-31
MASSACHUSETTS FINCORP INC
filed 2002-05-10
CIK 1066170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

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

Yes  [X]      No  [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 525,384 shares of common stock, par value $0.01 per share, outstanding as of May 10, 2002.

                         MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB
                                    Index

PART I.   FINANCIAL INFORMATION                                           3
  Item 1.   Financial Statements                                          3
  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9

PART II.  OTHER INFORMATION                                              15
  Item 1.   Legal Proceedings                                            15
  Item 2.   Changes in Securities and Use of Proceeds                    15
  Item 3.   Defaults Upon Senior Securities                              15
  Item 4.   Submission of Matters to a Vote of Security Holders          15
  Item 5.   Other Information                                            15
  Item 6.   Exhibits and Reports on Form 8-K                             15
SIGNATURES                                                               16
Exhibit 11.  Statement Re: Computation of Per Share Earnings             16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                               March 31,       December 31,
                                                 2002              2001
                                               ---------       ------------
                                              (unaudited)

ASSETS
Cash and due from banks                      $  2,575,917      $  3,198,376
Federal funds sold                              4,743,734         5,643,827
                                             ------------------------------
      Total cash and cash equivalents           7,319,651         8,842,203

Securities available for sale                  35,439,772        22,663,212
Securities held to maturity                             -           501,835
Federal Home Loan Bank Stock, at cost           1,131,500         1,131,500
Mortgage loans held for sale                    4,251,282         9,270,553

Loans                                          71,304,622        73,918,321
Less:  allowance for loan losses                 (658,410)         (697,757)
                                             ------------------------------
Loans, net                                     70,646,212        73,220,564

Banking premises and equipment, net             4,007,748         4,000,118
Accrued interest receivable                       614,959           625,139
Due from Co-operative Central Bank                242,850           242,850
Other assets                                      210,520           160,379
                                             ------------------------------

                                             $123,864,494      $120,658,353
                                             ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                     $101,804,921      $100,828,144
Federal Home Loan Bank borrowings              11,157,665         8,778,413
Mortgagor's escrow accounts                       219,888           297,815
Accrued expenses and other liabilities            643,959           938,643
                                             ------------------------------
      Total liabilities                       113,826,433       110,843,015
                                             ------------------------------

Commitments and contingencies                           -                 -

Preferred stock, par value $.01 per share,
 500,000 shares authorized; no shares are
 issued or outstanding                                  -                 -
Common stock par value $.01 per share,
 2,500,000 shares authorized; 600,059
 and 600,059 shares issued and
 outstanding, respectively                          6,001             6,001
Treasury stock at cost, 74,675 and 76,175
 shares, respectively                          (1,081,829)       (1,099,830)
Purchase of common stock for stock based
 incentive plan, 24,002 and 24,002 shares,
 respectively                                    (313,171)         (313,171)
Additional paid-in capital                      5,948,378         5,953,190
Unallocated ESOP shares.                         (261,808)         (261,808)
Unearned stock awards.                            (68,475)          (79,119)
Retained earnings.                              5,964,255         5,645,499
Accumulated other comprehensive (loss)           (155,290)          (35,424)
                                             ------------------------------
      Total Shareholders' equity               10,038,061         9,815,338
                                             ------------------------------

                                             $123,864,494      $120,658,353
                                             ==============================

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS  OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                    2002            2001
                                                    ----            ----
                                                         (unaudited)

Interest and dividend income:
  Interest and fees on loans                     $1,502,676      $1,809,694
  Interest  on investments                          382,079         241,912
  Dividends on investments                           19,677          45,784
  Interest on Federal funds sold                     22,885          28,317
                                                 --------------------------
      Total interest and dividend income          1,927,317       2,125,707
                                                 --------------------------
Interest expense:
  Interest on deposit accounts                      615,321         960,423
  Interest on borrowed funds                         97,596         227,205
                                                 --------------------------
      Total interest expense                        712,917       1,187,628
                                                 --------------------------
Net interest income                               1,214,400         938,079
Provision for loan losses                           (46,845)        (16,835)
                                                 --------------------------
Net interest income, after provision for
 loan losses                                      1,261,245         954,914
                                                 --------------------------

Non-interest income:
  Customer service fees                              60,127          47,134
  Loan fees and gain on sale of loans and
   loan servicing rights                            185,704          92,191
  Net gain (loss) on sales of securities
   available for sale                                89,474              (5)
  Miscellaneous                                      25,587          23,833
                                                 --------------------------
      Total non-interest  income                    360,892         163,153
                                                 --------------------------

Non-interest expense:
  Salaries and employee benefits                    609,241         518,733
  Occupancy and equipment                           131,602         142,841
  Data processing                                    61,743          42,484
  Contributions                                       2,259             774
  Other general and administrative                  275,943         174,838
                                                 --------------------------
      Total non-interest expense                  1,080,788         879,670
                                                 --------------------------
Income before income tax provision                  541,349         238,397
Income tax provision                                222,593          83,699
                                                 --------------------------
Net income                                       $  318,756      $  154,698
                                                 ==========================

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising
 during the period                                  (67,534)         82,921
Less:  reclassification adjustment for
 (gains) losses included in net income              (52,332)              5
                                                 --------------------------
Other comprehensive (loss) income, net of tax      (119,866)         82,926
                                                 --------------------------
Comprehensive income                             $  198,890      $  237,624
                                                 ==========================

Earnings Per Share:
Basic                                            $     0.65      $     0.29
Diluted.                                         $     0.62      $     0.29

Weighted Average Shares Outstanding:
Basic.                                              487,358         528,008
Diluted                                             512,864         535,880

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    Period Ended March 31, 2002 and 2001
                                 (unaudited)

                                                                                                            Accumulated
                                                 Unvested    Additional             Unallocated  Unearned     Other
                          Common     Treasury     Stock       Paid-in    Retained      ESOP       Stock    Comprehensive
                          Stock       Stock       Awards      Capital    Earnings     Shares      Awards   Income (Loss)   Total
                          ------     --------    --------    ----------  --------   -----------  --------  -------------  ------

Balance at
 December 31, 2000       $5,673  $  (387,456)  $(122,978)  $5,141,066  $5,644,816  $(305,466)  $(205,102)  $ (90,003)  $ 9,680,550
Stock awards amortization     -            -           -            -           -          -      13,092           -        13,092
Purchase of treasury
 stock.                       -            -     (83,625)           -           -          -           -           -       (83,625)
Net income for the period
 ended March 31, 2001         -            -           -            -     154,698          -           -           -       154,698
Other comprehensive
 income, net of tax           -            -           -            -           -          -           -      82,926        82,926
                         ----------------------------------------------------------------------------------------------------------
Balance at
 March 31, 2001          $5,673  $  (387,456)  $(206,603)  $5,141,066  $5,799,514  $(305,466)  $(192,010)  $  (7,077)  $ 9,847,641
                         =========================================================================================================

Balance at
 December 31, 2001       $6,001  $(1,099,830)  $(313,171)  $5,953,190  $5,645,499  $(261,808)  $ (79,119)  $ (35,424)  $ 9,815,338
Stock awards amortization     -            -           -            -           -          -       5,832           -         5,832
Stock awards forfeitures      -            -           -       (4,812)          -          -       4,812           -             -
Stock options exercised       -       18,001           -            -           -          -           -           -        18,001
Net income for the period
 ended March 31, 2002         -            -           -            -     318,756          -           -           -       318,756
Other comprehensive
 income, net of tax           -            -           -            -           -          -           -    (119,866)     (119,866)
                         ----------------------------------------------------------------------------------------------------------
Balance at
 March 31, 2002          $6,001  $(1,081,829)  $(313,171)  $5,948,378  $5,964,255  $(261,808)  $ (68,475)  $(155,290)  $10,038,061
                         =========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                      ------------------------------
                                                                          2002              2001
                                                                          ----              ----
                                                                               (unaudited)

Cash flow activities:
  Net income                                                          $    318,756      $    154,698
  Adjustment to reconcile net income to net cash
   (used) provided by operating activities
    (Credit) for loan losses.                                              (46,845)          (16,835)
    ESOP compensation expense.                                                   -           (14,564)
    Stock awards expense.                                                   10,644            13,092
    Depreciation and amortization expense                                   59,328            59,433
    Net loss (gain) on sales of securities available for sale              (89,474)                -
    Loans originated for sale                                          (20,917,330)      (10,524,858)
    Principal balance on loans sold                                     25,936,601         7,759,527
    Amortization of deferred loan fees                                           -            20,870
    Amortization of investment securities,
     net of accretion                                                       (1,341)           (1,941)
    Increase in accrued interest receivable                                 10,180           (83,338)
    Increase in other assets                                               (50,141)         (201,019)
    Deferred tax  (benefit).                                                     -            (3,836)
    Decrease (increase) in accrued expenses
     and other liabilities                                                (294,684)          243,505
                                                                      ------------------------------

      Net cash provided (used) by operating
       activities                                                        4,935,694        (2,595,266)
                                                                      ------------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                            (21,527,350)       (2,599,397)
  Proceeds from maturities of securities available for sale                165,000                 -
  Proceeds from maturities of securities held to maturity                  500,000                 -
  Proceeds from sales and calls of securities available
   for sale                                                              7,250,092         2,513,944
  Principal payments received on mortgage-backed and
   asset backed securities                                               1,428,347            46,463
  Loan originations and principal payments, net                          2,496,520           762,080
  Purchase of banking premises and equipment                               (66,958)          (92,734)
  Sale of banking premises and equipment                                         -            28,253
                                                                      ------------------------------

      Net cash (used) provided by investing
       activities                                                       (9,754,349)          658,609
                                                                      ------------------------------

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED  STATEMENTS OF CASH FLOWS - CONCLUDED

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                      ------------------------------
                                                                          2002              2001
                                                                          ----              ----
                                                                               (unaudited)

Cash flows from financing activities:
  Net  change in deposits                                                  976,777         2,437,316
  Federal Home Loan Bank advances with maturities
   in excess of three months                                             3,000,000         2,000,000
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                              (620,748)       (2,085,833)
  Net decrease in mortgagor's escrow accounts                              (77,927)          (26,909)
  Exercise of stock options                                                 18,001                 -
  Purchase of common stock for stock based incentive plan.                       -           (83,625)
                                                                      ------------------------------

      Net cash provided by financing activities                          3,296,103         2,240,949
                                                                      ------------------------------

Net change in cash and cash equivalents                                 (1,522,552)          304,292

Cash and cash equivalents at beginning of year                           8,842,203         5,519,134
                                                                      ------------------------------

Cash and cash equivalents at end of year                              $  7,319,651      $  5,823,426
                                                                      ==============================

Supplementary Information
  Interest paid on deposit accounts                                   $    603,150      $    965,342
  Interest paid on borrowed funds                                          129,508           234,416
  Income tax payments (refunds), net                                       129,912             4,156

See accompanying notes to unaudited consolidated financial statements.

                         MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Massachusetts Fincorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended December 31, 2001, filed with the Securities and Exchange Commission.

(2)   REORGANIZATION AND STOCK OFFERING

      The Company was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds of $4.9 million, which it has subsequently used for general business activities and to form and capitalize the Employee Stock Ownership Plan (the "ESOP") Loan Subsidiary, which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion. Through March 31, 2002, the Company has purchased 100,177 shares of its common stock at a cost of $1,416,726.75, of which 24,002 shares are allocated to the Stock Based Incentive Plan and 74,675 shares are being held as treasury stock at a cost of $1,395,000. The Company has funded all shares authorized under its Stock Based Incentive Plan. The Company has subsequently transferred all remaining unused and available capital to the Bank.

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

General

      The Bank is a community-oriented co-operative bank, which was originally organized in 1908 as the Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its three full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences. Approximately 34% of the Bank's portfolio consist of multi-family, commercial real estate, and construction loans. The Bank intends to continue to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its three full-service banking offices located in the greater Boston metropolitan area. The Bank originates loans both for investment and sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated, and to a lesser extent, interest and dividends on investment securities, service charges on deposit accounts and gains from the sale of mortgage loans. The Bank's primary sources of funds are retail savings deposits, and to a lesser extent, principal and interest payments on loans and investment securities, advances from Federal Home Loan Bank ("FHLB"), and proceeds from the sale of loans.

      Through March 31, 2002, the Company has purchased 100,177 shares of its common stock at a cost of $1,416,726.75, of which 24,002 shares are allocated to the Stock Based Incentive Plan and 74,675 shares are being held as treasury stock at a cost of $1,395,000. The company has funded all shares authorized under its Stock Based Incentive Plan. The Company announced a 5% repurchase plan that became effective on October 25, 2001 which authorized the repurchase of 26,194 shares. The repurchase plan ends on April 25, 2002. As of March 31, 2002, no shares had been repurchased under this plan

      On April 10, 2002, the Company announced that it had signed an agreement and plan of merger with Abington Bancorp, Inc.("Abbington") by which Abington Bancorp, Inc. will acquire Massachusetts Fincorp, Inc. for $30.00 per share in cash and Abington stock for a total purchase price of $17.3 million. The transaction is valued at 160% of Massachusetts Fincorp's book value per share at December 31, 2001 and 19.9 times earnings per share of Massachusetts Fincorp for 2001. The purchase price represents a 38% premium to Massachusetts Fincorp's closing price on April 9, 2002. Consummation of the transaction is subject to a number of conditions including receipt of all required regulatory approvals and approval of the stockholders of the Company and Abington.

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

                                                                   For the Three Months Ended
                                                                           (unaudited)
                                            ------------------------------------------------------------------------
                                                      March 31, 2002                         March 31, 2001
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
                                                                     (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments                 $  6,206      $   25        1.61%      $  2,373      $   32        5.39%
    Securities                                26,552         379        5.71%        13,862         238        6.87%
    Mortgage loans, net                       76,368       1,438        7.53%        85,072       1,709        8.04%
    Other loans.                               3,253          65        7.99%         3,289         101       12.28%
                                            --------      ------                   --------      ------
      Total interest earning asssets         112,379       1,907        6.79%       104,596       2,080        7.95%
    Noninterest-earning assets                 4,665                                  5,889
                                            --------                               --------
    Equity securities                          3,432          20        2.33%         2,736          46        6.73%
                                            --------      ------                   --------      ------
      Total assets                          $120,476      $1,927                   $113,221      $2,126
                                            ========      ------                   ========      ------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                      $ 31,102      $  144        1.85%      $ 12,088      $   55        1.82%
      Money market accounts                       81           1        2.49%            59           0        2.48%
      Now accounts                            20,015          99        1.98%        24,993         249        3.99%
      Certificates of deposit                 38,720         371        3.83%        45,199         656        5.81%
                                            --------      ------                   --------      ------
      Total deposits                          89,918         615        2.73%        82,339         960        4.67%
    FHLB advances                              9,037          98        4.34%        13,519         227        6.72%
                                            --------      ------                   --------      ------
  Total interest bearing liabilities          98,955         713        2.88%        95,858       1,187        4.95%
                                            --------      ------                   --------      ------
Noninterest -bearing demand
 checking accounts                             9,599                                  6,234
Noninterest-bearing liabilities                1,867                                  1,264
                                            --------                               --------
      Total liabilities                      110,421                                103,356
Total surplus                                 10,055                                  9,865
                                            --------                               --------
      Total liabilities and surplus         $120,476                               $113,221
                                            ========                               ========
Net interest income                                       $1,214                                 $  939
                                                          ======                                 ======
Net interest income/interest
 rate spread                                                            3.91%                                  3.00%
                                                                      ======                                 ======
Net interest margin as a percent
 of interest-earning assets                                             4.32%                                  3.59%
                                                                      ======                                 ======
Ratio of interest-earning assets
 to interest-bearing liabilities                                      113.57%                                109.12%
                                                                      ======                                 ======

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

      The Company's total assets increased by $3.3 million, or 2.7% for the three months ended March 31, 2002 from $120.7 million at December 31, 2001 to $123.9 million at March 31, 2002. The increase was due to a $12.3 million growth in investment securities from $23.2 million at December 31,
2001 to $35.5 million at March 31, 2002   This increase was partially
offset by a decrease in net loans of $2.6 million from $73.2 million at December 31, 2001 to $70.6 million at March 31, 2002. Also offsetting the increase was a reduction in loans held for sale of $5.0 million from $9.3 million at December 31, 2001 to $4.3 million at March 31, 2002. The reduction in the loan portfolio during this period was a result of a decreasing interest rate environment in which the Bank experienced high prepayments as a result of continued high levels of refinaning activity. Additionally, cash and cash equivalents decreased by $1.5 million from $8.8 million at December 31, 2001 to $7.3 million at March 31, 2002. The net increase results from sustained mortgage-banking activity and the implementation of a $3.0 million leveraged investment security transaction to increase net interest income. The decrease in cash and equivalents was a direct result of shifting cash into higher interest bearing investments

      The Bank had no non-performing assets at March 31, 2002 and zero at December 31, 2001.

Comparison of Operating Results for the
 Three Months Ended March 31, 2002 and 2001

General

      Net income for the three months ended March 31, 2002 totaled $319,000, or $0.62 diluted earnings per share, compared to $155,000 or $0.29 diluted earnings per share for the same period last year. The improvement in net income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was a result of increased net interest income of $276,000, higher levels of gains on sale of loans of $94,000, higher levels of gains on sale of securities of $89,000, a reduction in the provision for loan loss expense of $30,000, and an increase in customer service fees of $13,000. These increases were partially offset by increases in non-interest expenses of $201,000, and an increase in the provision for income tax of $139,000.

      Net interest income increased $276,000 or 29.5% from $938,000 for the three months ended March 31, 2001 to $1.2 million for the three months ended March 31, 2002 due primarily to an increase in the Bank's earning asset base coupled with a sharp decline in the Bank's cost of funds.

      Other income for the three months ended March 31, 2002 increased $198,000 or 121.2%. This increase was primarily in gains on loans sold, the total of which increased from $92,000 for the three months ended March 31, 2001 to $186,000 for the three months ended March 31, 2002 and an increase in gains on securities sold, the total of which increased from $0 for the three months ended March 31, 2001 to $89,000 for the three months ended March 31, 2002.

      Total operating expenses increased $201,000 or 22.9% from $880,000 for the three months ended March 31, 2001 to $1.1 million for the three months ended March 31, 2002. The increase in operating expenses can be attributed primarily to the higher levels of salaries and benefits, data processing, advertising and marketing, and legal fees.

Interest and Dividend Income

      Interest and dividend income for the three months ended March 31, 2002 totaled $1.9 million, a decrease of $198,000 or 9.3% from $2.1 million for the three months ended March 31, 2001. A $307,000 decrease in interest and fee income on loans accounted for the decrease in interest income.
This decrease was primarily offset by an increase of $114,000 on interest and dividends on investments.

Interest Expense

      Interest expense for the three months ended March 31, 2002 was $713,000 compared to $1.2 million for the three months ended March 31, 2001, a decrease of $475,000 or 40.0%. The decrease in interest expense was the net result of a $3.0 million increase in average interest bearing liabilities and a 207 basis point drop in the average cost of interest bearing liabilities.

      The increase in average interest bearing liabilities was primarily due to a $19.0 million or 157.3% increase in average savings accounts to $31.1 million, for the three months ended March 31, 2002 as compared to $12.1 million for the three months ended March 31, 2001. This increase was partically offest by a decrease in average interest bearing checking accounts of $5.0 million or 19.9% from $25.0 million for the three months ended March 31, 2001 to $20.0 million for the three months ended March 31, 2002. As well as a decrease in average term certificates of deposit of $6.5 million, or 14.3% to $38.7 million for the three months ended March 31, 2002 as compared to $45.2 million, for the three months ended March 31, 2001. The increase in savings accounts was mainly the result of the Bank's promotion of high yield, tiered interest checking and savings products for retail customers and the decrease in term certificates was direct result of long term money being shifted to short term accounts.

      Average FHLB borrowings decreased $4.5 million, or 33.2% to $9.0 million for the three months ended March 31, 2002 as compared to $13.5 million, for the three months ended March 31, 2001

Provision for Loan Losses

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

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at March 31, 2002, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. As a result of recoveries of $7,000 and decreasing loan balances for the three months ended March 31, 2002, the Company realized an $47,000 recovery of the provision for loan losses compared to a recovery of $17,000 for the three months ended March 31, 2001. The allowance for loan losses was $658,000 at March 31, 2002 and $698,000 at December 31, 2001, which was 0.92% and 0.94%
of total loans at each period end, respectively.

Net Interest Income

      Net interest income before provision for loan losses increased $276,000, or 29.5%, to $1.2 million for the three months ended March 31, 2002 from $938,000 for the same period in 2001. The increase was due to a combination of an increase in average interest earning assets in excess of average interest bearing liabilities of $4.7 million, and the effect of a 91 basis point increase in interest rate spread from 3.00% for the three months ended March 31, 2001 to 3.91% for the three months ended March 31, 2002. Additionally, the net interest margin increased from 3.59% to 4.32% during the same period.

Non-Interest Income

      Non-interest income increased $198,000, or 121.2% to $361,000 for the three months ended March 31, 2002 from $163,000 for the three months ended March 31, 2001. This increase was primarily due to a $94,000 increase in the gain on sale of loans, resulting from increased mortgage banking activity. The continued success of the mortgage banking activity and the corresponding continued levels of gains on sale of loans is dependant on many factors including staffing, interest rates, origination volume, refinancing activity as well as other general economic conditions. Additionally, gains on sale of loans will also be affected by the percentage of loans originated that management directs to the Bank's loan portfolio. Therefore, there can be no assurances that the level of gains on sale of loans will continue consistently in the future.

      An increase in gains from sales of securities of $89,000 and an increase of $13,000 on customer service fees also contributed to the increase in non-interest income.

Non-Interest Expense

      Non-interest expense for the three months ended March 31, 2002 increased $201,000, or 22.9%, to $1.1 million from $880,000 for the three months ended March 31, 2001. The increase was mainly the result of an $101,000 increase in other general and administrative expenses, which included legal, professional, and advertising fees. The Bank experienced additional non-interest expense increases in salaries, retirement, medical/dental premiums, and payroll taxes as well as data processing expenses.

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

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to-four family mortgage loans, and, to a lesser extent, multi-family, commercial real estate loans, construction loans, home equity lines of credit and consumer loans, investment in mortgage-backed securities, U.S. Government and agency obligations, and corporate equity securities and debt obligations. During the three months ended March 31, 2002 and 2001, the Bank's loan originations totaled $34.9 million and $33.4 million, respectively. The Bank's increased mortgage banking activity produced loan sales totaling $25.9 million for the three months ended March 31, 2002 versus $7.8 million for the same period last year. For the three months ended March 31, 2002 and 2001, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $35.5 million and $15.7 million, respectively.

      The Bank experienced a net increase in total deposits of $1.0 million for the three months ended March 31, 2002, compared to an increase of $2.4 million for the three months ended March 31, 2001. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.

      The Bank closely monitors its liquidity position on a daily basis.
In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank has total FHLB borrowing capacity of approximately $68.8 million at March 31, 2002 at which time the Bank had $11.2 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $7.2 million at March 31, 2002. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2002, totaled $30.3 million. From March 31, 2001 to March 31, 2002, the Bank experienced a 83.3% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $8.9 million, or 12.4% of adjusted assets, which is above the required level of $2.9 million, or 4.0%, and risk-based capital of $9.5 million, or 13.3% of adjusted assets, which is above the required level of $5.7 million, or 8.0%.

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

      None

Item 5.   Other Information

      None

Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit
            Number
            -------

             11.0        Statement Re: Computation of Per Share Earnings

      (b)   Reports on Form 8-K

            * On January 30, 2002, the Company filed a Form 8-K reporting under Item 5 the announcement of the fourth quarter earnings. A press release making this announcement was filed by exhibit.
            * On February 15, 2002, the Company file a Form 8-K reporting under Item 5 the announcement of the 2002 Annual Meeting of Stockholders. A press release making this announcement was filed by exhibit.
            * On March 1, 2002, the Company filed a Form 8-K reporting under Item 5 the announcement of the resignation of a director. A press release making this announcement was filed by exhibit.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MASSACHUSETTS FINCORP, INC.

Date: May 10, 2002                     By:  /s/Paul C. Green
                                            -------------------------------
                                            Paul C. Green
                                            President and Chief Executive
                                            Officer


Date:  May 10, 2002                    By:  /s/Eric L. Pearson
                                            -------------------------------
                                            Eric L. Pearson
                                            Controller and Treasurer