Form 10QSB
period 2002-06-30
MASSACHUSETTS FINCORP INC
filed 2002-08-14
CIK 1066170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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
(State or other jurisdiction of        (I.R.S. Employer identification No.)
incorporation or organization)

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

Yes   [X]      No   [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 526,040 shares of common stock, par value $0.01 per share, outstanding as of August 13, 2002.

                         MASSACHUSETTS FINCORP, INC.
                                 FORM 10-QSB
                                    Index

PART I.    FINANCIAL INFORMATION                                           3
  Item 1.    Financial Statements                                          3
  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9
PART II.   OTHER INFORMATION                                              16
  Item 1.    Legal Proceedings                                            16
  Item 2.    Changes in Securities and Use of Proceeds                    16
  Item 3.    Defaults Upon Senior Securities                              16
  Item 4.    Submission of Matters to a Vote of Security Holders          16
  Item 5.    Other Information                                            16
  Item 6.    Exhibits and Reports on Form 8-K                             16
SIGNATURES                                                                17
Exhibit 11.   Statement Re: Computation of Per Share Earnings             18
Exhibit 99.   Statement Re: Sarbanes-Oxley Act of 2002                    19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                 June 30,      December 31,
                                                   2002            2001
                                               ------------    ------------
                                               (unaudited)

ASSETS
Cash and due from banks                        $  2,648,458    $  3,198,376
Short Term Investments                            2,000,000               -
Federal funds sold                                  211,413       5,643,827
                                               ----------------------------
      Total cash and cash equivalents             4,859,871       8,842,203

Securities available for sale                    33,751,633      22,663,212
Securities held to maturity                               -         501,835
Federal Home Loan Bank Stock, at cost             1,131,500       1,131,500
Mortgage loans held for sale                      5,848,716       9,270,553

Loans                                            71,846,313      73,918,321
Less: allowance for loan losses                    (694,078)       (697,757)
                                               ----------------------------
      Loans, net                                 71,152,235      73,220,564

Banking premises and equipment, net               3,991,220       4,000,118
Accrued interest receivable                         641,635         625,139
Due from Co-operative Central Bank                  242,850         242,850
Other assets                                        229,777         160,379
                                               ----------------------------

                                               $121,849,437    $120,658,353
                                               ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                       $ 98,800,266    $100,828,144
Federal Home Loan Bank borrowings                12,064,701       8,778,413
Mortgagor's escrow accounts                         224,580         297,815
Accrued expenses and other liabilities              324,371         938,643
                                               ----------------------------
      Total liabilities                         111,413,918     110,843,015
                                               ----------------------------

Commitments and contingencies                             -               -

Preferred stock, par value $.01 per share,
 500,000 shares authorized;
 no shares are issued or outstanding                      -               -
Common stock par value $.01 per share,
 2,500,000 shares authorized; 600,059
 and 600,059 shares issued and
 outstanding, respectively                            6,001           6,001
Treasury stock at cost, 74,019 and 76,175
 shares, respectively                            (1,074,266)     (1,099,830)
Purchase of common stock for stock based
 incentive plan, 24,002 and 24,002 shares,
 respectively                                      (313,171)       (313,171)
Additional paid-in capital                        5,948,379       5,953,190
Unallocated ESOP shares                            (261,808)       (261,808)
Unearned stock awards                               (62,383)        (79,119)
Retained earnings                                 6,201,868       5,645,499
Accumulated other comprehensive (loss)               (9,101)        (35,424)
                                               ----------------------------
      Total Shareholders' equity                 10,435,519       9,815,338
                                               ----------------------------

                                               $121,849,437    $120,658,353
                                               ============================

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                 For the Three Months Ended     For the Six Months Ended
                                                          June 30,                      June 30,
                                                 --------------------------     ------------------------
                                                    2002           2001            2002           2001
                                                    ----           ----            ----           ----
                                                        (unaudited)                    (unaudited)

Interest and dividend income:
  Interest and fees on loans                     $1,492,168     $1,745,725      $2,994,844     $3,555,419
  Interest on investments                           426,316        295,157         808,395        537,069
  Dividends on investments                           42,936         41,991          62,613         87,775
  Interest on Federal funds sold                      9,870         31,733          32,755         60,050
                                                 --------------------------------------------------------
      Total interest and dividend income          1,971,290      2,114,606       3,898,607      4,240,313
                                                 --------------------------------------------------------

Interest expense:
  Interest on deposit accounts                      562,465        866,313       1,177,786      1,826,736
  Interest on borrowed funds                        115,607        241,552         213,203        468,757
                                                 --------------------------------------------------------
      Total interest expense                        678,072      1,107,865       1,390,989      2,295,493
                                                 --------------------------------------------------------
Net interest income                               1,293,218      1,006,741       2,507,618      1,944,820
Provision for loan losses                            22,593        (55,681)        (24,252)       (72,516)
                                                 --------------------------------------------------------
Net interest income, after provision for
 loan losses                                      1,270,625      1,062,422       2,531,870      2,017,336
                                                 --------------------------------------------------------

Non-interest income:
  Customer service fees                              57,421         62,306         117,548        109,440
  Loan fees and gain on sale of loans and
   loan servicing rights                            198,043        160,985         383,747        253,176
  Net gain (loss) on sales of securities
   available for sale                                21,460              -         110,934             (5)
  Miscellaneous                                      24,820         27,778          50,407         51,611
                                                 --------------------------------------------------------
      Total non-interest income                     301,744        251,069         662,636        414,222
                                                 --------------------------------------------------------

Non-interest expense:
  Salaries and employee benefits                    588,059        541,678       1,197,300      1,060,411
  Occupancy and equipment                           119,161        136,676         250,763        279,517
  Data processing                                    56,336         52,253         118,079         94,737
  Contributions                                       2,200            955           4,459          1,729
  Other general and administrative                  432,368        238,779         708,311        413,617
                                                 --------------------------------------------------------
      Total non-interest expense                  1,198,124        970,341       2,278,912      1,850,011
                                                 --------------------------------------------------------
Income before income tax provision                  374,245        343,150         915,594        581,547
Income tax provision                                136,632        130,648         359,225        214,347
                                                 --------------------------------------------------------
Net income                                       $  237,613     $  212,502      $  556,369     $  367,200
                                                 --------------------------------------------------------

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising
 during the period                                  155,842          5,630          88,308         88,556
Less:  reclassification adjustment for
 (gains) losses included in net income               (9,653)             -         (61,985)             -
                                                 --------------------------------------------------------
Other comprehensive (loss) income, net of tax       146,189          5,630          26,323         88,556
                                                 --------------------------------------------------------
Comprehensive income                             $  383,802     $  218,132      $  582,692     $  455,756
                                                 ========================================================

Earnings Per Share:
  Basic                                          $     0.49     $     0.40      $     1.14     $     0.70
  Diluted                                        $     0.45     $     0.39      $     1.09     $     0.68

Weighted Average Shares Outstanding:
  Basic                                             489,214        525,939         489,214        527,539
  Diluted                                           525,150        542,313         508,987        541,657

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Period Ended June 31, 2002 and 2001
                                 (unaudited)


                                                                                                         Accumulated
                                               Unvested  Additional              Unallocated  Unearned      Other
                         Common   Treasury      Stock     Paid-in     Retained      ESOP       Stock    Comprehensive
                         Stock     Stock        Awards    Capital     Earnings     Shares      Awards   Income (Loss)    Total
                         ------   --------     --------  ----------   --------   -----------  --------  -------------    -----

Balance at
 December 31, 2000       $5,455 $  (387,456)  $(122,978) $5,141,285  $5,644,812  $(305,466)  $(205,102)   $(90,002)   $ 9,680,548
Stock awards amortization     -           -           -           -          -           -      13,855           -         13,855
Purchase of treasury
 stock                        -                 (83,625)          -          -           -           -           -        (83,625)
Stock Dividend              546           -           -     818,528   (791,381)          -           -           -         27,693
Net income for the period
 ended June 30, 2001          -           -           -           -    367,200           -           -           -        367,200
Other comprehensive
 income, net of tax           -           -           -           -          -           -           -      88,556         88,556
                         --------------------------------------------------------------------------------------------------------
Balance at
 June 30, 2001 .         $6,001 $  (387,456)  $(206,603) $5,959,813 $5,220,631   $(305,466)  $(191,247)   $ (1,446)   $10,094,227
                         ========================================================================================================

Balance at
 December 31, 2001       $6,001 $(1,099,830)  $(313,171) $5,953,190 $5,645,499   $(261,808)  $ (79,119)   $(35,424)   $ 9,815,338
Stock awards amortization     -           -           -           -          -           -      11,925           -         11,925
Stock awards forfeitures      -           -           -      (4,811)         -           -       4,811           -              -
Stock options exercised       -      25,564           -           -          -           -           -           -         25,564
Net income for the period
 ended June 30, 2002          -           -           -           -    556,369           -           -           -        556,369
Other comprehensive
 income, net of tax           -           -           -           -          -           -           -      26,323         26,323
                         --------------------------------------------------------------------------------------------------------
Balance at
 June 30, 2002.          $6,001 $(1,074,266)  $(313,171) $5,948,379 $6,201,868   $(261,808)  $ (62,383)   $ (9,101)   $10,435,519
                         ========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      2002             2001
                                                                      ----             ----
                                                                           (unaudited)

Cash flow activities:
  Net income                                                      $    556,369     $    367,200
  Adjustment to reconcile net income to net cash
   provided (used) by operating activities
    Credit for loan losses                                              (3,679)         (72,516)
    ESOP compensation expense                                           49,957           19,511
    Stock awards expense                                                16,738           31,133
    Depreciation and amortization expense                              119,354          123,658
    Net (gain) loss on sales of securities available for sale         (110,934)               5
    Loans originated for sale                                      (45,391,101)     (28,109,076)
    Principal balance on loans sold                                 48,877,154       25,234,555
    Amortization of deferred loan fees                                  84,064           54,156
    Amortization of investment securities,
     net of accretion                                                    1,726           (3,972)
    Increase in accrued interest receivable                            (16,496)         (49,344)
    Increase in other assets                                           (69,398)        (143,408)
    Deferred tax benefit                                                     -          (64,127)
    (Increase) Decrease in accrued expenses
     and other liabilities                                            (664,229)         740,002
                                                                  -----------------------------

      Net cash provided (used) by operating
       activities                                                    3,449,525       (1,872,223)
                                                                  -----------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                        (30,307,980)      (8,650,629)
  Proceeds from maturities of securities available for sale          2,932,540        2,593,944
  Proceeds from maturities of securities held to maturity              501,835                -
  Proceeds from sales and calls of securities available
   for sale                                                         13,748,257                -
  Principal payments received on mortgage-backed and
   asset backed securities                                           2,647,970          177,860
  Loan originations and principal payments, net                      1,945,238        5,650,366
  Purchase of banking premises and equipment                          (110,456)        (105,126)
                                                                  -----------------------------

      Net cash used by investing
       activities                                                   (8,642,596)        (333,585)
                                                                  -----------------------------

                MASSACHUSETTS FINCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                    For the Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      2002             2001
                                                                      ----             ----
                                                                           (unaudited)

Cash flows from financing activities:
  Net change in deposits                                            (2,027,878)      (1,942,185)
  Federal Home Loan Bank advances with maturities
   in excess of three months                                         6,500,000        7,334,000
  Repayment of Federal Home Loan Bank advances
   with maturities in excess of three months                        (3,213,712)      (4,006,747)
  Net decrease in mortgagor's escrow accounts                          (73,235)        (132,080)
  Exercise of stock options                                             25,564                -
  Purchase of common stock for stock based incentive plan                    -          (83,625)
                                                                  -----------------------------
      Net cash provided by financing activities                      1,210,739        1,169,363
                                                                  -----------------------------

Net change in cash and cash equivalents                             (3,982,332)      (1,036,445)

Cash and cash equivalents at beginning of period                     8,842,203        5,519,134
                                                                  -----------------------------

Cash and cash equivalents at end of period.                       $  4,859,871     $  4,482,689
                                                                  =============================

Supplementary Information
  Interest paid on deposit accounts                               $  1,166,164     $  2,085,554
  Interest paid on borrowed funds                                      245,830          473,534
  Income tax payments (refunds), net                                   543,412           90,156

See accompanying notes to unaudited consolidated financial statements.

                         MASSACHUSETTS FINCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Massachusetts Fincorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended December 31, 2001, filed with the Securities and Exchange Commission.

(2)   REORGANIZATION AND STOCK OFFERING

      The Company was incorporated under Delaware law on July 10, 1998. On December 21, 1998, the Company acquired The Massachusetts Co-operative Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock Massachusetts-chartered co-operative bank (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Bank. Prior to December 21, 1998, the Company had no operations. The Company retained 50% of the net conversion proceeds of $4.9 million, which it has subsequently used for general business activities and to form and capitalize the Employee Stock Ownership Plan (the "ESOP") Loan Subsidiary, which loaned funds to the ESOP to purchase 8% of the stock issued in the Conversion. Through June 30, 2002, the Company has purchased 100,177 shares of its common stock at a cost of $1,416,726.75, of which 24,002 shares are allocated to the Stock Based Incentive Plan and 74,019 shares are being held as treasury stock at a cost of $1,072,000. The Company has funded all shares authorized under its Stock Based Incentive Plan. The Company has subsequently transferred all remaining unused and available capital to the Bank.

(3)   Pending Merger

      On April 10, 2002, the Company announced that it had signed an agreement and plan of merger with Abington Bancorp, Inc.("Abington") by which Abington Bancorp, Inc. will acquire the Company for $30.00 per share in cash and Abington stock for a total purchase price of $17.3 million. The transaction is valued at 160% of Massachusetts Fincorp's book value per share at December 31, 2001 and 19.9 times earnings per share of Massachusetts Fincorp for 2001. The purchase price represents a 38% premium to Massachusetts Fincorp's closing price on April 9, 2002. Consummation of the transaction is subject to a number of conditions including receipt of all required regulatory approvals and approval of the stockholders of the Company and Abington. The Company has scheduled its Annual Meeting of Stockholders for August 29, 2002, at which meeting the agreement will be considered.

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

General

      The Bank is a community-oriented co-operative bank, which was originally organized in 1908 as the Massachusetts Co-operative Bank, a Massachusetts-chartered mutual co-operative bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its three full-service banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by one-to-four family residences. Approximately 38% of the Bank's portfolio consist of multi-family, commercial real estate, and construction loans. The Bank intends to continue to increase its emphasis on multi-family, commercial real estate and construction lending. The Bank operates through its three full-service banking offices located in the greater Boston metropolitan area. The Bank originates loans both for investment and sale in the secondary market, generally releasing the servicing rights to all loans sold. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and other investments permitted by applicable laws and regulations. The Bank's revenues are derived principally from the generation of interest and fees on loans originated, and to a lesser extent, interest and dividends on investment securities, service charges on deposit accounts and gains from the sale of mortgage loans. The Bank's primary sources of funds are retail savings deposits, and to a lesser extent, principal and interest payments on loans and investment securities, advances from Federal Home Loan Bank ("FHLB"), and proceeds from the sale of loans.

      Through June 30, 2002, the Company has purchased 100,177 shares of its common stock at a cost of $1,416,726.75, of which 24,002 shares are allocated to the Stock Based Incentive Plan and 74,019 shares are being held as treasury stock at a cost of $1,072000. The Company has funded all shares authorized under its Stock Based Incentive Plan. There are currently no repurchase plans in effect

Operating Strategy

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


                                                             For the Six Months Ended
                                                                   (unaudited)
                                        ------------------------------------------------------------------
                                                 June 30, 2002                     June 30, 2001
                                        -------------------------------    -------------------------------
                                                                Average                            Average
                                         Average                Yield/      Average                Yield/
                                         Balance    Interest     Cost       Balance    Interest     Cost
                                        --------    --------    -------     -------    --------    -------
                                                              (Dollars in thousands)

Assets:
  Interest earning assets:
    Federal funds sold and
     short term investments             $  6,365     $   33       1.04%    $  2,749     $   67       4.87%
    Securities.                           29,402        808       5.50%      15,715        530       6.75%
    Mortgage loans, net                   76,499      2,875       7.52%      84,368      3,405       8.07%
    Other loans                            3,037        120       7.90%       3,263        150       9.19%
                                        --------     ------                --------     ------
      Total interest earning asssets     115,303      3,836       6.65%     106,095      4,152       7.83%
    Noninterest-earning assets             3,908                              5,415
                                        --------                           --------
    Equity securities                      2,221         63       5.67%       2,735         88       6.44%

      Total assets                      $121,432     $3,899                $114,245     $4,240
                                        ========     ------                ========     ------
Liabilities and Surplus:
  Interest bearing liabilities:
    Deposits:
      Savings accounts                  $ 31,780     $  286       1.80%    $ 13,373     $  129       1.93%
      Money market accounts                   80          1       2.50%          59          1       3.39%
      Now accounts                        19,478        195       2.00%      24,291        455       3.75%
      Certificates of deposit             37,940        696       3.67%      43,935      1,241       5.65%
                                        --------     ------                --------     ------
      Total deposits                      89,278      1,178       2.64%      81,658      1,826       4.47%
    FHLB advances                          9,829        213       4.33%      14,464        469       6.49%
                                        --------     ------                --------     ------
  Total interest bearing liabilities      99,107      1,391       2.81%      96,122      2,295       4.78%
                                        --------     ------                --------     ------
Noninterest -bearing demand
 checking accounts                        10,204                              6,819
Noninterest-bearing liabilities            1,936                              1,376
                                        --------                           --------
      Total liabilities                  111,247                            104,317
Total surplus                             10,185                              9,928
                                        --------                           --------
      Total liabilities and surplus     $121,432                           $114,245
                                        ========                           ========
Net interest income                                  $2,508                             $1,945
                                                     ======                             ======
Net interest income/interest
 rate spread                                                      3.85%                              3.05%
                                                                ======                             ======
Net interest margin as a percent
 of interest-earning assets                                       4.35%                              3.67%
                                                                ======                             ======

Ratio of interest-earning assets
 to interest-bearing liabilities                                116.34%                            110.38%
                                                                ======                             ======

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

      The Company's total assets increased by $1.2 million, or 0.99% for the six months ended June 30, 2002 from $120.7 million at December 31, 2001 to $121.8 million at June 30, 2002. The increase was due to a $12.6 million growth in investment securities from $23.2 million at December 31, 2001 to $35.8 million at June 30, 2002 This increase was partially offset by a decrease in net loans of $2.0 million from $73.2 million at December 31, 2001 to $71.2 million at June 30, 2002. Also offsetting the increase was a reduction in loans held for sale of $3.5 million from $9.3 million at December 31, 2001 to $5.8 million at June 30, 2002. The reduction in the loan portfolio during this period was a result of a decreasing interest rate environment in which the Bank experienced high prepayments as a result of continued high levels of refinaning activity. Additionally, cash and cash equivalents decreased by $3.9 million from $8.8 million at December 31, 2001 to $4.9 million at June 30, 2002. The decrease in cash and equivalents was a direct result of shifting cash into higher interest bearing investments and the withdrawal of one large customer account.

      The Bank had no non-performing assets at June 30, 2002 and December 31, 2001.

Comparison of Operating Results for the Three Months Ended June 30, 2002
and 2001

General

      Net income for the three months ended June 30, 2002 totaled $238,000, or $0.45 diluted earnings per share, compared to $213,000 or $0.39 diluted earnings per share for the same period last year. The improvement in net income for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was a result of increased net interest income of $286,000, higher levels of gains on sale of loans of $37,000, and higher levels of gains on sale of securities of $21,000. These increases were partially offset by an increase in non-interest expenses of $228,000, increases in the provision for loan losses of $78,000, and an increase in the provision for income tax of $6,000.

      Net interest income increased $286,000 or 28.5% from $1.0 million for the three months ended June 30, 2001 to $1.3 million for the three months ended June 30, 2002 due primarily to an increase in the Bank's earning asset base coupled with a sharp decline in the Bank's cost of funds.

      Non-interest income for the three months ended June 30, 2002 increased $51,000 or 20.2%. This increase was primarily in gains on loans sold, the total of which increased from $161,000 for the three months ended June 30, 2001 to $198,000 for the three months ended June 30, 2002 and an increase in gains on securities sold, the total of which increased from $0 for the three months ended June 30, 2001 to $21,000 for the three months ended June 30, 2002.

      Total operating expenses increased $228,000 or 23.5% from $970,000 for the three months ended June 30, 2001 to $1.2 million for the three months ended June 30, 2002. The increase in operating expenses can be attributed primarily to the higher levels of salaries and benefits, data processing, advertising and marketing, and professional and legal fees. Included in the higher levels of professional and legal fees is $212,000 worth of merger related expenses.

Interest and Dividend Income

      Interest and dividend income for the three months ended June 30, 2002 totaled $2.0 million, a decrease of $143,000 or 6.8% from $2.1 million for the three months ended June 30, 2001. A $254,000 decrease in interest and fee income on loans accounted for the decrease in interest income. This decrease was primarily offset by an increase of $132,000 on interest and dividends on investments and a decrease on interest on federal funds sold of $22,000.

Interest Expense

      Interest expense for the three months ended June 30, 2002 was $678,000 compared to $1.1 million for the three months ended June 30, 2001, a decrease of $430,000 or 38.8%. The decrease in interest expense was the net result of a 198 basis point drop in the average cost of interest bearing liabilities.

      The increase in average interest bearing liabilities was primarily due to a $678,000 or 2.2% increase in average savings accounts to $31.8 million, for the three months ended June 30, 2002 as compared to $31.1 million for the three months ended June 30, 2001. The increase in savings accounts was mainly the result of the Bank's promotion of high yield, tiered interest checking and savings products for retail customers and the decrease in term certificates was direct result of long term money being shifted to short term accounts.

      Average FHLB borrowings decreased $4.6 million, or 32.0% to $9.8 million for the six months ended June 30, 2002 as compared to $14.5 million, for the six months ended June 30, 2001

Provision for Loan Losses

      The Bank's management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase or decrease the level of allowance for loan losses as a percentage of total loans and nonperforming loans if the level of multi-family, commercial real estate, construction or consumer lending as a percentage of its total loan portfolio increases or decreases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to provide additions to the allowance based on judgments different from management's.

      Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. Management believes that, based on information available at June 30, 2002, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Loan balances increased by $542,000 for the three months ended June 30, 2002 and the increased proportion of commercial loans, the Company made a provision for loan losses of $23,000 compared to a recovery of $56,000 for the three months ended June 30, 2001. This was partially offset by recoveries of $21,000. The allowance for loan losses was $694,000 at June 30, 2002 and $698,000 at December 31, 2001, which was 0.97% and 0.94% of total loans at each period end, respectively.

Net Interest Income

      Net interest income before provision for loan losses increased $286,000, or 28.5%, to $1.3 million for the three months ended June 30, 2002 from $1.0 million for the same period in 2001. The increase was due to a combination of an increase in average interest earning assets in excess of average interest bearing liabilities of $4.5 million, and the effect of a 93 basis point increase in interest rate spread from 3.05% for the three months ended June 30, 2001 to 3.98% for the three months ended June 30, 2002. Additionally, the net interest margin increased from 3.67% to 4.42% during the same period.

Non-Interest Income

      Non-interest income increased $51,000, or 20.2% to $302,000 for the three months ended June 30, 2002 from $251,000 for the three months ended June 30, 2001. This increase was primarily due to a $37,000 increase in the gain on sale of loans, resulting from increased mortgage banking activity. The continued success of the mortgage banking activity and the corresponding continued levels of gains on sale of loans is dependant on many factors including staffing, interest rates, origination volume, refinancing activity as well as other general economic conditions. Additionally, gains on sale of loans will also be affected by the percentage of loans originated that management directs to the Bank's loan portfolio. Therefore, there can be no assurances that the level of gains on sale of loans will continue consistently in the future.

      An increase in gains from sales of securities of $21,000 partially offsetting a decrease of $5,000 in customer service fees also contributed to the increase in non-interest income.

Non-Interest Expense

      Non-interest expense for the three months ended June 30, 2002 increased $228,000, or 23.5%, to $1.2 million from $970,000 for the three months ended June 30, 2001. The increase was mainly the result of an $194,000 increase in other general and administrative expenses, which included legal, professional, and advertising fees. Includied in the legal and professional fees are $212,000 in merger related costs. The Bank experienced additional non-interest expense increases in salaries, retirement, medical/dental premiums, and payroll taxes as well as data processing expenses.

Income Tax Expense

      Income tax expense differs from statutory tax rates due to the effect of permanent differences such as tax credits and dividends received deductions.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and
2001

General

      Net income for the six months ended June 30, 2002 was $556,000, compared with net income of $367,000 for the six months ended June 30, 2001. The increase in net income is primarily the result of decreased interest expense, increased gain on the sale of securites and increased gains on sale of mortgage loans.

      Net interest income before provision for loan losses increased from $1.9 million for the six months ended June 30, 2001 to $2.5 million for the six months ended June 30, 2002, an increase of $563,000 or 28.9%. The net interest margin increased from 3.67% to 4.35%, when comparing the six months ended June 30, 2001 and 2002. The Bank experienced a $24,000 recovery in the provision for loan losses for the six months ended June 30, 2002 compared to a recovery of $73,000 during the six months ended June 30, 2001. Total non-interest income increased $248,000 or 60.0% from $414,000 for the six months ended June 30, 2001 to $662,000 for the six months ended June 30, 2002 due to higher gains on sale of loans as a result of stronger mortgage banking activity and gains on sale of securities.

Interest and Dividend Income

      Total interest and dividend income decreased $342,000 or 8.1% from $4.2 million for the six months ended June 30, 2001 to $3.9 million for the six months ended June 30, 2002. The decrease is primarily the result of decreased levels of interest and fees on loans and interest on investments.

      Interest and fees on loans decreased $561,000 or 15.8% from $3.6 million to $3.0 million for the six months ended June 30, 2001 and 2002 due to decreased yields on the loan portfolio and a decreased balance of loans outstanding. The average balance for the six months ended June 30, 2002 decreased to $76.5 million from $84.4 million at June 30, 2001, a decrease of $7.9 million or 9.3% while the average yield on the loan portfolio decreased by fifty-six basis points from 8.07% to 7.52% during the same periods. Interest on investment securities increased $271,000 or 50.5% from $537,000 to $808,000 when comparing the six month periods ended June 30, 2001 and 2002, respectively. The increase is mainly attributable to an increase in the average balance of securities. The average balance of investment securities for the six months ended June 30, 2002 was $29.4 million, an increase of $13.7 million or 87.1% compared to $15.7 million for the six months ended June 30, 2001 primarily due to the purchase of an $11.0 million U.S. Agency mortgage-backed security.

Interest expense

      Total interest expense decreased $905,000 or 39.4% from $2.3 million for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002. Interest on deposits decreased $649,000 or 35.5% from $1.8 million for the six months ended June 30, 2001, to $1.2 million for the six months ended June 30, 2002 due primarily to 183 basis point reduction in the average rate paid on deposits. Also contributing to this decrease in interest expense was a reduction in average outstanding FHLB borrowings from $14.5 million for the six months ended June 30, 2001 to $9.8 million for the six months ended June 30, 2002 corresponding to a reduction of interest expense on borrowed funds during this period from $469,000 to $213,000 or $256,000.

Net Interest Income

      Net interest income before provision for loan losses for the six months ended June 30, 2002 was $2.5 million, an increase of $563,000 or 28.9%, compared to $1.9 million for the six months ended June 30, 2001. The increase was driven by the Bank's growth, the result of which was an increase in average earning assets of $9.2 million. The positive effect of this growth was enhanced by an increase in the interest rate spread from 3.05% for the six months ended June 30, 2001 to 3.85% for the six months ended June 30, 2002 and improvement in the net interest margin during the same period of 3.67% to 4.35%.

Provision for Loan Loss

      The Bank recorded a recovery of the provision for loan losses of $24,000 for the six months ended June 30, 2002, compared to recovery of $73,000 for the six months ended June 30, 2001 due primarily to a decrease in gross loans outstanding. Management believes that the allowance for loan loss reported on the balance sheet at June 30, 2002 is adequate to absorb losses that are inherent in the loan portfolio.

Non-interest Income

      The Bank recorded total non-interest income of $663,000 for the six months ended June 30, 2002, compared with $414,000 for the six months ended June 30, 2000. This increase is primarily due to an increase in gain on sale of loans of $131,000; which may be attributed to declining interest rates, and management's decision to increase its mortgage banking activity. Management has expanded the loan origination staff, and believes this investment has paid off with an increase in gain on sale of loans. The continued success of the mortgage banking activity and the corresponding continued levels of gains on sale of loans is dependant on many factors including staffing, interest rates, origination volume, refinancing activity as well as other general economic conditions. Additionally, gains on sale of loans will also be affected by the percentage of loans originated that management directs to the Bank's loan portfolio. Therefore, there can be no assurances that the level of gains on sale of loans will continue consistently in the future.

      Net gain on sale of securities increased $111,000, growing from $0 for the six months ended June 30, 2001 to $111,000 for the six months ended June 30, 2002.

Non-interest expenses

      Total non-interest expense increased from $1.9 million for the six months ended June 30, 2001 to $2.3 million for the six months ended June 30, 2002, an increase of $429,000 or 23.2%. This increase is mainly attributable to merger related costs of $254,000. Additionally, higher non-interest expenses were due to period-over-period increases in salaries and employee benefits.

      Occupancy and equipment expenses decreased by $29,000 for the six months ended June 30, 2002 compared to the same period in 2001 due primarily to lower depreciation expense. Other operating expenses increased from $414,000 for the six months ended June 30, 2001 to $708,000 for the six months ended June 30, 2002 due to a merger-related costs.

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

      The primary investing activities of the Bank are the origination of loans, primarily residential one-to-four family mortgage loans, and, to a lesser extent, multi-family, commercial real estate loans, construction loans, home equity lines of credit and consumer loans, investment in mortgage-backed securities, U.S. Government and agency obligations, and corporate equity securities and debt obligations. During the six months ended June 30, 2002 and 2001, the Bank's loan originations totaled $76.2 million and $40.1 million, respectively. The Bank's increased mortgage banking activity produced loan sales totaling $48.8 million for the six months ended June 30, 2002 versus $32.2 million for the same period last year. For the six months ended June 30, 2002 and 2001, the Bank's investments in U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $35.8 million and $21.6million, respectively.

      The Bank experienced a net decrease in total deposits of $2.0 million for the six months ended June 30, 2002, compared to an decrease of $1.9 million for the six months ended June 30, 2001. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.

      The Bank closely monitors its liquidity position on a daily basis. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Bank has total FHLB borrowing capacity of approximately $68.8 million at June 30, 2002 at which time the Bank had $12.1 million of outstanding FHLB borrowings.

      Outstanding commitments for all loans totaled $5.3 million at June 30, 2002. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2002, totaled $26.1 million. From June 30, 2001 to June 30, 2002, the Bank experienced a 71.7% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $9.0 million, or 11.5% of adjusted assets, which is above the required level of $3.1 million, or 4.0%, and risk-based capital of $9.7 million, or 12.4% of adjusted assets, which is above the required level of $6.3 million, or 8.0%.

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

      None

Item 5.   Other Information

      None

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit
      Number
      -------

      11.0    Statement Re: Computation of Per Share Earnings
      99.0    Statement Re: Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

          * On April 22, 2002, the Company filed a Form 8-K reporting under Item 5, issued a press release which announced the First Quarter Earnings. A press release making this announcement was filed by exhibit.
          * On April 10, 2002, the Company file a Form 8-K reporting under Item 5 the announcement of the acquistion of the Company by Abington Savings Bank. A press release making this announcement was filed by exhibit.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASSACHUSETTS FINCORP, INC.


Date: August 13, 2002                  By: /s/Paul C. Green
                                           -----------------------------
                                           Paul C. Green
                                           President and Chief Executive
                                           Officer


Date: August 13, 2002                  By: /s/Eric L. Pearson
                                           -----------------------------
                                           Eric L. Pearson
                                           Controller and Treasurer